Form 10QSB
period 2005-11-30
Comtrix, Inc.
filed 2006-02-02
CIK 1343254

OMB APPROVAL
OMB Number: 3235-0416 Expires: March 31, 2007 Estimated average burden hours per response: .182

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C., 20549

FORM 10-QSB

(Mark one)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly period ended November 30, 2005

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from __________to___________

Commission file number 333-129393

COMTRIX INC.

(Exact name of small business issuer as specified in its charter)
Nevada (State or other jurisdiction of incorporation or organization)	N/A (IRS Employer Identification No.)
3702 South Virginia Street, #G12-401, Reno, Nevada 89502 (Address of principal executive offices)
(778) 322-6986 (Issuer's Telephone Number)
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by sections 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorten period that the registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days.

Yes [ ] No [ X ].

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 1b-2 of the Exchange Act).

Yes [ ] No [ X ].

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
Yes [ ] No [ ].

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:

Outstanding as of January 31, 2006: 2,500,000 common shares

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [ X ]

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

The following interim unaudited financial statement for the period ended November 30, 2005.

COMTRIX INC.

(A Development Stage Company)

INTERIM FINANCIAL STATEMENTS

NOVEMBER 30, 2005

(Stated in US Dollars)

(Unaudited)

BALANCE SHEET

INTERIM STATEMENT OF OPERATIONS

INTERIM STATEMENT OF CASH FLOWS

INTERIM STATEMENT OF STOCKHOLDERS' EQUITY

NOTES TO THE INTERIM FINANCIAL STATEMENTS

SEE ACCOMPANYING NOTES

COMTRIX INC.
(A Development Stage Company)
BALANCE SHEET
(Stated in US Dollars)
	November 30, 2005	August 31, 2005
	(Unaudited)	(Audited)
ASSETS

Current
Cash and equivalents	$ 31,846	$ 37,987
Prepaid expenses	-	8,306

Total assets	$ 31,846	$ 46,293

LIABILITIES AND STOCKHOLDERS' EQUITY

Current
Accounts payable and accrued liabilities	$ 1,000	$ 13,100

Total liabilities	1,000	13,100

Stockholders' equity
Common stock (Note 3)
Authorized:
75,000,000 common shares, par value $0.001 per share
Issued and outstanding:
2,500,000 common shares	2,500	2,500
Additional paid-in capital	47,500	47,500
Donated capital (Note 5)	5,000	3,500
Deficit accumulated during the development stage	(24,154)	(20,307)

Total stockholders' equity	30,846	33,193

Total liabilities and stockholders' equity	$ 31,846	$ 46,293

The accompanying notes are an integral part of these interim financial statements

COMTRIX INC.
(A Development Stage Company)
INTERIM STATEMENT OF OPERATIONS
(Stated in US Dollars)
(Unaudited)

	Three month period ended November 30, 2005	February 2, 2005 (Date of Inception) to November 30, 2005

ADMINISTRATION EXPENSES
Bank charges and interest	$ 19	$ 404
Office and general	1,500	5,000
Professional fees	2,328	18,750

LOSS FOR THE PERIOD	$ (3,847)	$ (24,154)

BASIC LOSS PER SHARE	$ (0.01)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	2,500,000

The accompanying notes are an integral part of these interim financial statements

CONTRIX INC.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY
(Stated in US Dollars)

	Common Stock		Additional		Deficit Accumulated During the
	Number	Amount	Paid-in Capital	Donated Capital	Development Stage	Total

Balance, February 2, 2005 (date of Inception)	-	$ -	$ -	$ -	$ -	$ -

Common stock issued for cash at $0.02 per share, April 30, 2005	2,500,000	2,500	47,500	-	-	50,000

Donated services	-	-	-	3,500	-	3,500

Loss for the period	-	-	-	-	(20,307)	(20,307)

Balance, August 31, 2005 (audited)	2,500,000	2,500	47,500	3,500	(20,307)	33,193

Donated services	-	-	-	1,500	-	1,500

Loss for the period	-	-	-	-	(3,847)	(3,847)

Balance, November 30, 2005 (unaudited)	2,500,000	$ 2,500	$ 47,500	$ 5,000	$ (24,154)	$ 30,846

The accompanying notes are an integral part of these interim financial statements

COMTRIX INC.
(A Development Stage Company)
INTERIM STATEMENT OF CASH FLOWS
(Stated in US Dollars)
(Unaudited)

	Three month period ended November 30, 2005	February 2, 2005 (Date of Inception) to November 30, 2005

CASH FLOWS FROM OPERATING ACTIVITIES
Loss for the period	$ (3,847)	$ (24,154)

Adjustments to reconcile net loss to net cash used by operating activities
Donated services	1,500	5,000
Decrease in prepaid expenses	8,306	-
Increase (decrease) in accounts payable and accrued liabilities	(12,100)	1,000

Net cash used in operating activities	(6,141)	(18,154)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common shares	-	50,000

Net cash provided by financing activities	-	50,000

Increase (decrease) in cash during the period	(6,141)	31,846

Cash, beginning of period	37,987	-

Cash, end of period	$ 31,846	$ 31,846

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$ -	$ -
Income taxes	$ -	$ -

The accompanying notes are an integral part of these interim financial statements

1. NATURE AND CONTINUANCE OF OPERATIONS

The Company was incorporated in the State of Nevada on February 2, 2005. The Company's fiscal year end is August 31, 2005. The Company is in the business of developing fingerprint recognition products for residential buildings in China. The Company is considered to be a development stage company as it has not generated revenues from operations.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As of November 30, 2005, the Company has working capital of $30,846, but has not yet achieved profitable operations and has accumulated a deficit of $24,154 since inception. The Company is funding its initial operations by way of issuing Founders' shares for 2,500,000 shares at $0.02 per share. As of November 30, 2005 the Company had received $50,000 in proceeds from the sale of the Company's common stock. Management believes that it has adequate funds to meet its current operating expenses. The Company's ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they become due. The outcome of these matters cannot be predicted with any certainty at this time and therefore there is substantial doubt that the Company will be able to continue as a going concern. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

Unaudited Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They may not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the initial period ended August 31, 2005 included in the Company's Form SB-2 filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form SB-2. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended November 30, 2005 are not necessarily indicative of the results that may be expected for the year ending August 31, 2006.

2. SIGNIFICANT ACCOUNTING POLICIES

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America. Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates which have been made using careful judgement. Actual results may vary from these estimates.

The financial statements have, in management's opinion, been properly prepared within the framework of the significant accounting policies summarized below:

Organizational and Start-up Costs

Costs of start-up activities, including organizational costs, are expensed as incurred.

Development Stage Company

The Company is in the development stage. Since its formation, the Company has not yet realized any revenues from its planned operations. The Company is in the business of developing fingerprint recognition products for residential buildings in China.

2. SIGNIFICANT ACOUNTING POLICIES (cont'd...)

Financial Instruments

The carrying value of the Company's financial instruments, consisting of cash and equivalents, and accounts payable and accrued liabilities, approximate their fair value due to the short-term maturity of such instruments. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

Cash and equivalents

Cash and equivalents consist of all highly liquid investments that are readily convertible to cash and have maturities of three months or less when purchased.

Income Taxes

The Company has adopted SFAS No. 109 - "Accounting for Income Taxes". SFAS No. 109, requires the use of the asset and liability method of accounting of income taxes. Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

Basic and Diluted Loss Per Share

In accordance with SFAS No. 128 - "Earnings Per Share", the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At November 30, 2005, the Company had no stock equivalents that were anti-dilutive and excluded in the loss per share computation.

Stock-based Compensation

In December 2002, the Financial Accounting Standards Board ("FASB") issued Financial Accounting Standard No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" ("SFAS No. 148"), an amendment of Financial Accounting Standard No. 123 "Accounting for Stock-Based Compensation" ("SFAS No. 123"). The purpose of SFAS No. 148 is to: (1) provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation, (2) amend the disclosure provisions to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation, and (3) to require disclosure of those effects in interim financial information. As the Company has not granted any stock options no pro-forma disclosure has been provided.

2. SIGNIFICANT ACOUNTING POLICIES (cont'd...)

Stock-based Compensation (cont'd...)

The Company accounts for equity instruments issued in exchange for the receipt of goods or services from other than employees in accordance with SFAS No. 123 and the conclusions reached by the Emerging Issues Task Force in Issue No. 96-18 ("EITF 96-18"). Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable. The value of equity instruments issued for consideration other than employee services is determined on the earliest of a performance commitment or completion of performance by the provider of goods or services as defined by EITF 96-18.

The Company has also adopted the provisions of the FASB Interpretation No.44, Accounting for Certain Transactions Involving Stock Compensation - An Interpretation of APB Opinion No. 25 ("FIN 44"), which provides guidance as to certain applications of APB 25.

The Company has not adopted a stock option plan and has not granted any stock options. Accordingly, no stock-based compensation has been recorded to date.

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (Revised 2004), "Share-Based Payment" ("SFAS 123(R)"), which requires the compensation cost related to share-based payments, such as stock options and employee stock purchase plans, be recognized in the financial statements based on the grant-date fair value of the award. SFAS 123(R) is effective for all interim periods beginning after December 15, 2005. Management is currently evaluating the impact which the adoption of this standard will have on the Company's financial condition or results of operations, should the Company grant stock options in the future.

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Non-monetary Assets", an amendment of APB Opinion No. 29, Accounting for Non-monetary Transactions ("SFAS 153") SFAS 153 requires that exchanges of non-monetary assets are to be measured based on fair value and eliminates the exception for exchanges of non-monetary, similar productive assets, and adds an exemption for non-monetary exchanges that do not have commercial substance. SFAS 153 is effective for fiscal periods beginning after June 15, 2005. Management does not believe that the adoption of this standard will have a material impact on the Company's financial condition or results of operations.

3. COMMON STOCK

On April 30, 2005, the Company issued 2,500,000 shares of common stock at a price of $0.02 per share for total proceeds of $50,000, of which 1,500,000 were issued to directors.

Common shares

The common shares of the Company are all of the same class, are voting and entitle stockholders to receive dividends. Upon liquidation or wind-up, stockholders are entitled to participate equally with respect to any distribution of net assets or any dividends which may be declared.

Additional paid-in capital

The excess of proceeds received for shares of common stock over their par value of $0.001, less share issue costs, is credited to additional paid-in capital.

4. INCOME TAXES

At November 30, 2005, the Company has accumulated non-capital loss carry-forwards of approximately $24,000, which are available to reduce taxable income in future taxation years. These losses expire beginning 2025. Due to the uncertainty of realization of these loss carry-forwards, a full valuation allowance had been provided for this deferred tax asset.

5. RELATED PARTY TRANSACTION

The Company records transactions of commercial substance with related parties at fair value as determined with management. During the period ended November 30, 2005, the Company recognized donated services of $1,500 to directors of the Company for administrative services and rent of office premises, valued at $500 per month.

Item 2. Management's Discussion and Analysis or Plan of Operation

Since we have only recently begun development of our fingerprint recognition technology and building access control systems and have not generated any revenue, our independent auditors have issued an opinion about our ability to continue as a going concern in connection with our audited financial statements for the period from our inception on February 2, 2005 to August 31, 2005. This means that our auditors believe there is doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any revenue and no revenues are anticipated unless and until we complete the development and marketing of our proposed fingerprint recognition based building access control systems. Accordingly, we must raise cash from sources other than the sale of software programs. Our only other source for cash at this time is equity investments by others in our company. Our accumulated deficit is $24,154 as of November 30, 2005. The discussion below provides an overview of our operations, discusses our results of operations, our plan of operations and our liquidity and capital resources.

The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements.

RESULTS OF OPERATIONS

Overview - Feburary 2, 2005 (date of inception) to November 30, 2005

From the date of our incorporation on Feburary 2, 2005 to November 30, 2005, we had not generated any revenue. Our operating activities during this period consist primarily of developing fingerprint recognition products for residential buildings in China.

From Feburary 2, 2005 (date of inception) to August 31, 2005

For the period from Feburary 2, 2005 to August 31, 2005 we had generated $Nil revenue. Our financial statements are prepared in accordance with U.S. generally accepted accounting principles. For this period our operating expenses are classified into three categories:

Professional fees that consist primarily of accounting and auditing fees for the year-end audit and legal fees paid by us regarding securities advice and organizing the company. The amount incurred and accrued by our company during the period from Feburary 2, 2005 to August 31, 2005 was $16,422;

Bank charges, which consist primarily of charges by our bank for processing transactions through our checking account. The amount incurred by our company during the period from Feburary 2, 2005 to August 31, 2005 was $385;

Other operating expenses, which consist primarily of office and general expenses incurred by our company during the period from Feburary 2, 2005 to August 31, 2005, were $3,500.

From September 1, 2005 to November 30, 2005

For the period from September 1, 2005 to November 30, 2005, we did not generate any revenue.

Total operating expenses for the period from September 1, 2005 to November 30, 2005 were $3,847. Of these total expenses, professional fees and Legal fees for the period from September 1, 2005 to November 30, 2005 were $2,328. Bank charges and other office charges for the period from September 1, 2005 to November 30, 2005 were $19.

Other operating expenses, including rent and management fees for the period from September 1, 2005 to November 30, 2005 were $1,500.

PLAN OF OPERATION

The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this prospectus. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements.

From our incorporation on February 2, 2005, we have been a start-up company that has no revenue. Our Chief Technology Officer and one of our directors, Chunjin Xu, began the research of our fingerprint recognition technology in 2000 before he founded our company. He has completed a prototype set of software algorithms that will form the basis of our proposed fingerprint recognition technology and building access control systems.

In the next twelve months our primary objective will be to complete development of our proposed technology and product, develop and establish our marketing plan, commence an advertising campaign for our proposed product, and commence sales of our proposed product in China.

We believe that the primary source of revenue for our business model will be the sale of our proposed fingerprint recognition based building access control systems to business enterprises. We will negotiate with each of our future customers individually and we will charge our future customers depending on the applications required and the size of the user group. We will also receive compensation for professional services such as customized design and development of building access control systems based on our proposed fingerprint recognition and integration services. Currently, we do not have any customers as our fingerprint recognition technology and building access control systems are not yet fully developed.

In our management's opinion, we need to achieve the following events or milestones in the next twelve months:

Enhance our core technology and software architecture to increase the accuracy of fingerprint recognition;

Make arrangements with wholesalers to secure a stable and affordable component parts supply for our products; and

Establish customer and partner relationships in as many provinces of China as we can, once our proposed fingerprint recognition technology and building access control systems are fully developed.

In order to reach these milestones we will do the following:

1. Develop a demonstration or beta version of our building access control system by April 2006. This will allow users to test the fingerprint recognition technology for effectiveness. We estimate that this will cost a total of $4,000.

2. Develop the complete and commercial version of our proposed building access control systems by December 2006. This will be the completed version of the building access control systems, which will be marketed to potential customers in China. We estimate that the remaining cost for completion of the software development is approximately $4,000.

3. Before the end of 2006, negotiate and enter into agreements with component parts supply wholesalers for the management of supplies we require for our products. We estimate that this will cost a total of $4,000.

4. Commence an advertising campaign for our building access control systems immediately following the completed product development, which will be by the end of 2006. We estimate that we will need $4,000 to implement our marketing and advertising campaign.

Furthermore, in our management's opinion, we will incur the following expenses to fund our plan of operation for the next twelve months:

Audit fees, which consist primarily of accounting and auditing fees for the year-end audit. We estimate that our audit fee for the next twelve months will be approximately $10,000;

Bank charges, which consist primarily of charges by our bank for processing transactions through our checking account. We estimate that our bank charges for the next twelve months will be approximately $100;

Legal and organizational fees, which consist primarily of legal fees paid by us regarding securities advice and organizing the company. We estimate that our legal and organizational fees for the next twelve months will be approximately $10,000; and

Working capital, which includes compensation to the additional employee we will hire during the next twelve months. We estimate that the total salary for the next twelve months will be approximately $15,000.

Purchase or Sale of Equipment

We do not expect to purchase or sell any plant or significant equipment. We will lease server space needed for hosting our website.

Liquidity and Capital Resources

At November 30, 2005, we had $31,846 in cash. We anticipate that our total operating expenses will be approximately $50,000 for the next twelve months. This includes our estimated expenses as follows:

$8,000 in further development of our software for the next twelve months;

our estimated expenses of $4,000 in the promotion of our fingerprint recognition technology and building access control systems through traditional advertising media, such as newspaper and trade publications, and advanced media, such as targeted electronic mail and internet banner advertising for the next twelve months;

our estimated expenses of $2,000 for negotiating with component parts suppliers for our products;

our estimated expenses of $10,000 for our audit fees for the next twelve months;

our estimated expenses of $10,000 for our legal and organization fees for the next twelve months; and

our estimated working capital of $15,000 for the next twelve months.

In the opinion of our management, funds currently available will probably satisfy our working capital requirements up to early 2006. We will raise additional capital to continue our operations thereafter. We will obtain additional funding by borrowing from our directors and officers and through a private placement. Our directors and officers have agreed to contribute, prior to seeking financing by private placement, up to $50,000 as loans without interest when the Company requires additional funding. We cannot guarantee that additional funding will be available on favorable terms, if at all. If adequate funds are not available, then our ability to expand our operations may be adversely affected.

Personnel

Mr. Jinhu Zhang, our President and Director and Mr. Chunjing Xu, our Chief Technology Officer and Director, are currently each working about 10 to 20 hours per week to meet our needs. As demand requires, Mr. Zhang and Mr. Xu will devote additional time. We currently have no other employees. We expect that we will only increase our number of employees by one person during the next twelve months.

ITEM 3.  Controls and Procedures

Based on their most recent evaluation, as of the end of the period covered by this Form 10-QSB, the Company's chief executive officer and principal financial officer believe the Company's disclosure controls and procedures (as defined in Exchange Act Rule 13a-14 and 15d-14) are effective. There were not any significant changes in the Company's internal controls and no other facts that could significantly affect these controls subsequent to the date of this evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses. The Company is presently unable to provide segregation of duties within the Company as a means of internal control. As a result, the Company is presently relying on overriding management reviews and assistance from its board of directors in providing short-term review procedures until such time as additional funding is provided to hire additional executives to segregate duties within the Company.

PART II - OTHER INFORMATION

Item 6. Exhibits

Exhibit No.	Description
3.1*
Articles of Incorporation

3.2*
Bylaws

4.1*
Specimen ordinary share certificate

31.1	Rule 13(a) - 14 (a)/15(d) - 14(a) Certifications
32.1	Section 1350 Certifications

* Incorporated by reference to same exhibit filed with the Company's Registration Statement on Form SB-2 dated November 2, 2005.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 1, 2006

COMTRIX INC.

/s/ Jinhu Zhang
Jinhu Zhang
President, Chief Executive Officer and a member of the Board of Directors (who also performs as the principal Financial and Executive Officer and Principal Accounting Officer
02/01/2006

/s/ Chunjin Xu Chunjin Xu Chief Technology Officer and a member of the Board of Directors 02/01/2006

Rule 13a-14(a)/15d-14(a)

CERTIFICATIONS

I, Jinhu Zhang, the President, Chief Executive Officer and director of Comtrix Inc., certify that:

1. I have reviewed this annual report on Form 10-QSB of Comtrix Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4. The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15e and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the small business issuer and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

(a) all significant deficiencies and material weakness in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Date: February 1, 2006
By:	/s/ Jinhu Zhang Jinhu Zhang President, CEO and a member of the Board of Directors (who also performs as the Principal Financial Officer and Principal Accounting Officer)

Rule 13a-14(a)/15d-14(a)

CERTIFICATIONS

I, Chunjin Xu, Chief Technology Officer and director of Comtrix Inc., certify that:

1. I have reviewed this annual report on Form 10-QSB of Comtrix Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4. The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15e and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the small business issuer and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

(a) all significant deficiencies and material weakness in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Date: February 1, 2006
By:	/s/ Chunjin Xu Chunjin Xu Chief Technology Officer and a member of the Board of Directors

Section 1350 Certifications

CERTIFICATE OF CHIEF FINANCIAL OFFICER AND

CHIEF EXECUTIVE OFFICER

Pursuant to 18 U.S.C. Section 1350

As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

I, Jinhu Zhang, President, Chief Executive Officer and Director of COMTRIX Inc. (who also performs as the Principal Financial Officer and Principal Accounting Officer) certify that the Quarterly Report on Form 10-QSB (the "Report") for the quarter ended November 30, 2005, filed with the Securities and Exchange Commission on the date hereof:

(i)      fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and

(ii)     the information contained in the Report fairly presents in all material respects, the financial condition and results of operations of Comtrix Inc.
By:	/s/ Jinhu Zhang Jinhu Zhang President, Chief Executive Officer and a member of the Board of Directors (who also performs as the Principal Financial officer and Principal Accounting Officer)

A signed original of this written statement required by Section 906 has been provided to Comtrix Inc. and will be retained by Comtrix Inc. and furnished to the Securities and Exchange Commission or its staff upon request.