Form 10QSB
period 2006-02-28
Comtrix, Inc.
filed 2006-04-12
CIK 1343254

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C., 20549 FORM 10-QSB (Mark one)	OMB APPROVAL
OMB Number: 3235-0416 Expires: March 31, 2007 Estimated average burden hours per response: .182

[ x ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly period ended February 28, 2006

[           ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from __________ to __________

Commission file number 333-129393

COMTRIX INC.
(Exact name of small business issuer as specified in its charter)

Nevada	N/A
(State or other jurisdiction of incorporation or	(IRS Employer Identification No.)
organization)

3702 South Virginia Street, #G12-401, Reno, Nevada 89502
(Address of principal executive offices)

(778) 322-6986
(Issuer's Telephone Number)

__________________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by sections 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorten period that the registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days.
Yes [ x ] No [           ]

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 1b-2 of the Exchange Act).
Yes [           ] No [ x ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
Yes [           ] No [           ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:

Outstanding as of January 31, 2006: 2,500,000 common shares

Transitional Small Business Disclosure Format (Check one):
Yes [           ] No [ x ]

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

The following interim unaudited financial statement for the period ended February 28, 2006.

COMTRIX INC.
(A Development Stage Company)

INTERIM FINANCIAL STATEMENTS

FEBRUARY 28, 2006

(Stated in US Dollars)

(Unaudited)

BALANCE SHEETS

INTERIM STATEMENTS OF OPERATIONS

INTERIM STATEMENTS OF CASH FLOWS

STATEMENT OF STOCKHOLDERS’ EQUITY

NOTES TO THE INTERIM FINANCIAL STATEMENTS

COMTRIX INC.
(A Development Stage Company)
BALANCE SHEETS
(Stated in US Dollars)

	February 28,	August 31,
	2006	2005
	(Unaudited)
ASSETS
Current
Cash	$262	$37,987
Prepaid expenses	-	8,306

Total assets	$262	$46,293

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current
Accounts payable and accrued liabilities	$3,869	$13,100
Due to related parties (Note 3)	13,483	-
Total liabilities	17,352	13,100

Stockholders' equity (deficit)
Common stock (Note 4)
Authorized: 75,000,000 common shares, par value $0.001 per share
Issued and outstanding: 2,500,000 common shares (August 31, 2005 – 2,500,000)	2,500	2,500
Additional paid-in capital	47,500	47,500
Donated capital (Note 6)	6,500	3,500
Deficit accumulated during the development stage	(73,590)	(20,307)
Total stockholders’ equity (deficit)	(17,090)	33,193

Total liabilities and stockholders’ equity	$262	$46,293
Nature and continuance of operations (Note 1)

The accompanying notes are an integral part of these interim financial statements

COMTRIX INC.
(A Development Stage Company)
INTERIM STATEMENTS OF OPERATIONS
(Stated in US Dollars)
(Unaudited)

				February 2,	February 2,
		Three month	Six month	2005 (Date of	2005 (Date of
		period ended	period ended	Inception) to	Inception) to
		February 28,	February 28,	February 28,	February 28,
		2006	2006	2005	2006

ADMINISTRATION EXPENSES
Bank charges and interest		$84	$103	$-	$488
Consulting		15,000	15,000	-	15,000
Office and general (Note 6)		1,500	3,000	500	6,500
Professional fees		31,352	33,680	-	50,102
Transfer agent		1,500	1,500	-	1,500

LOSS FOR THE PERIOD	$	(49,436)	$(53,283)	$(500)	$(73,590)

BASIC AND DILUTED LOSS PER SHARE		$(0.02)	$(0.02)	$-

WEIGHTED AVERAGE NUMBER OF SHARES
OUTSTANDING		2,500,000	2,500,000	-

The accompanying notes are an integral part of these interim financial statements

CONTRIX INC.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY
(Stated in US Dollars)

	Common Stock
					Deficit
					Accumulated
			Additional	Donated	During the
			Paid-in	Capital	Development
	Number	Amount	Capital	(Note 6)	Stage	Total

Balance, February 2, 2005 (Date
of Inception)	-	$-	$-	$-	$-	$-

Common stock issued for cash at
$0.02 per share, April 30, 2005	2,500,000	2,500	47,500	-	-	50,000

Donated services	-	-	-	3,500	-	3,500

Loss for the period	-	-	-	-	(20,307)	(20,307)

Balance, August 31, 2005
(audited)	2,500,000	2,500	47,500	3,500	(20,307)	33,193

Donated services	-	-	-	3,000	-	3,000

Loss for the period	-	-	-	-	(53,283)	(53,283)

Balance, February 28, 2006
(unaudited)	2,500,000	$2,500	$47,500	$6,500	$(73,590)	$(17,090)

The accompanying notes are an integral part of these interim financial statements

COMTRIX INC.
(A Development Stage Company)
INTERIM STATEMENTS OF CASH FLOWS
(Stated in US Dollars)
(Unaudited)

		February 2,	February 2,
	Six month	2005 (Date of	2005 (Date of
	period ended	Inception) to	Inception) to
	February 28,	February 28,	February 28,
	2006	2005	2006

CASH FLOWS FROM OPERATING ACTIVITIES
Loss for the period	$(53,283)	$(500)	$(73,590)
Adjustments to reconcile net loss to net cash used by operating activities
Donated services	3,000	500	6,500
Decrease in prepaid expenses	8,306	-	-
Increase (decrease) in accounts payable and accrued liabilities	(9,231)	-	3,869
Net cash used in operating activities	(51.208)	-	(63,221)

CASH FLOWS FROM FINANCING ACTIVITIES
Related party advances	13,483	-	13,483
Issuance of common shares	-	-	50,000
Net cash provided by financing activities	13,483	-	63,483

Increase (decrease) in cash during the period	(37,725)	-	262
Cash, beginning of period	37,987	-	-
Cash, end of period	$262	$-	$262

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

The accompanying notes are an integral part of these interim financial statements

COMTRIX INC.
(A Development Stage Company)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
(Stated in US Dollars)
FEBRUARY 28, 2006
(Unaudited)

1.	NATURE AND CONTINUANCE OF OPERATIONS

The Company was incorporated in the State of Nevada on February 2, 2005. The Company’s fiscal year end is August 31. The Company is in the business of developing fingerprint recognition products for residential buildings in China. The Company is considered to be a development stage company as it has not generated revenues from operations.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As of February 28, 2006, the Company has a working capital deficit of $17,090, and has not yet generated any revenue from operations and has accumulated a deficit of $73,590 since inception. The Company is funding its initial operations by way of issuing Founders’ shares for 2,500,000 shares at $0.02 per share. As of February 28, 2006 the Company had received $50,000 in proceeds from the sale of the Company’s common stock. The Company’s ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they become due. The outcome of these matters cannot be predicted with any certainty at this time and therefore there is substantial doubt that the Company will be able to continue as a going concern. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern. Management plans to raise additional funds through equity financing and advances from directors.

Unaudited Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“US GAAP”) for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They may not include all information and footnotes required by US GAAP for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the initial period ended August 31, 2005 included in the Company’s Form SB-2 filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form SB-2. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the period ended February 28, 2006 are not necessarily indicative of the results that may be expected for the year ending August 31, 2006.

COMTRIX INC.
(A Development Stage Company)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
(Stated in US Dollars)
FEBRUARY 28, 2006
(Unaudited)

2.	SIGNIFICANT ACCOUNTING POLICIES

The financial statements of the Company have been prepared in accordance with US GAAP. Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates which have been made using careful judgment. Actual results may vary from these estimates.

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

Financial Instruments

The carrying value of the Company's financial instruments, consisting of cash, due to related parties and accounts payable and accrued liabilities, approximate their fair value due to the short- term maturity of such instruments. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value amounts due to related parties is not determinable as they have no specific terms of repayment.

Income Taxes

The Company has adopted Statement of Financial Accounting Standards (“SFAS”) No. 109 - "Accounting for Income Taxes" (“SFAS No. 109”). SFAS No. 109, requires the use of the asset and liability method of accounting of income taxes. Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

COMTRIX INC.
(A Development Stage Company)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
(Stated in US Dollars)
FEBRUARY 28, 2006
(Unaudited)

2.	SIGNIFICANT ACCOUNTING POLICIES (cont’d…)

Basic and Diluted Loss Per Share

In accordance with SFAS No. 128 - "Earnings Per Share", the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At February 28, 2006, the Company had no stock equivalents that were anti-dilutive and excluded in the loss per share computation.

Stock-based Compensation

In December 2002, the Financial Accounting Standards Board (“FASB”) issued Financial Accounting Standard No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (“SFAS No. 148”), an amendment of Financial Accounting Standard No. 123 “Accounting for Stock-Based Compensation” (“SFAS No. 123”). The purpose of SFAS No. 148 is to: (1) provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation, (2) amend the disclosure provisions to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation, and (3) to require disclosure of those effects in interim financial information. As the Company has not granted any stock options no pro-forma disclosure has been provided.

The Company has elected to account for stock options granted to employees and officers using the intrinsic value based method in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, (“APB No. 25”) and comply with the disclosure provisions of SFAS No. 123 as amended by SFAS No. 148 as described above. Under APB No. 25, compensation expense is recognized based on the difference, if any, on the date of grant between the estimated fair value of the Company’s stock and the amount an employee must pay to acquire the stock. Compensation expense is recognized immediately for past services and pro-rata for future services over the option-vesting period. In addition, with respect to stock options granted to employees, the Company provides pro-forma information as required by SFAS No. 123 showing the results of applying the fair value method using the Black-Scholes option pricing model. In accordance with SFAS No. 123, the Company applies the fair value method using the Black-Scholes option-pricing model in accounting for options granted to consultants.

COMTRIX INC.
(A Development Stage Company)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
(Stated in US Dollars)
FEBRUARY 28, 2006
(Unaudited)

2.	SIGNIFICANT ACCOUNTING POLICIES (cont’d…)

Stock-based Compensation (cont’d.)

The Company accounts for equity instruments issued in exchange for the receipt of goods or services from other than employees in accordance with SFAS No. 123 and the conclusions reached by the Emerging Issues Task Force (“EITF”) in Issue No. 96-18 (“EITF 96-18”). Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable. The value of equity instruments issued for consideration other than employee services is determined on the earliest of a performance commitment or completion of performance by the provider of goods or services as defined by EITF 96-18.

The Company has also adopted the provisions of the FASB Interpretation No.44, Accounting for Certain Transactions Involving Stock Compensation – An Interpretation of APB Opinion No. 25 (“FIN 44”), which provides guidance as to certain applications of APB 25.

The Company has not adopted a stock option plan and has not granted any stock options. Accordingly, no stock-based compensation has been recorded to date.

Recent Accounting Pronouncement

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140, to simplify and make more consistent the accounting for certain financial instruments. SFAS No. 155 amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, to permit fair value remeasurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 amends SFAS No. 140, Accounting for the Impairment or Disposal of Long- Lived Assets, to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006, with earlier application allowed. This standard is not expected to have a significant effect on the Company’s future reported financial position or results of operations.

COMTRIX INC.
(A Development Stage Company)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
(Stated in US Dollars)
FEBRUARY 28, 2006
(Unaudited)

3.	RELATED PARTY TRANSACTIONS

Amounts due to shareholders are comprised of advances from the directors of the Company and are unsecured, non-interest bearing and have no fixed terms of repayment.

4.	COMMON STOCK

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

5.	INCOME TAXES

At February 28, 2006, the Company has accumulated non-capital loss carry-forwards of approximately $53,000, which are available to reduce taxable income in future taxation years. These losses expire beginning 2025. Due to the uncertainty of realization of these loss carry- forwards, a full valuation allowance had been provided for this deferred tax asset.

6.	DONATED CAPITAL

The Company records transactions of commercial substance with related parties at fair value as determined with management. The Company recognized donated services to directors of the Company for administrative services and rent of office premises, valued at $500 per month, as follows:

COMTRIX INC.
(A Development Stage Company)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
(Stated in US Dollars)
FEBRUARY 28, 2006
(Unaudited)

6.	DONATED CAPITAL (cont’d…)

			February 2,	February 2,
			2005 (Date of	2005 (Date of
	Three months	Six months	Inception) to	Inception) to
	ended February	ended February	February 28,	February 28,
	28, 2006	28, 2006	2005	2006

Office and general	$1,500	$3,000	$500	$6,500

Item 2. Management's Discussion and Analysis or Plan of Operation

Since we have only recently begun development of our fingerprint recognition technology and building access control systems and have not generated any revenue, our independent auditors have issued an opinion about our ability to continue as a going concern in connection with our audited financial statements for the period from our inception on February 2, 2005 to August 31, 2005. This means that our auditors believe there is doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any revenue and no revenues are anticipated unless and until we complete the development and marketing of our proposed fingerprint recognition based building access control systems. Accordingly, we must raise cash from sources other than the sale of software programs. Our only other source for cash at this time is equity investments by others in our company. Our accumulated deficit is $73,590 as of February 28, 2006. The discussion below provides an overview of our operations, discusses our results of operations, our plan of operations and our liquidity and capital resources.

The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements.

RESULTS OF OPERATIONS

Overview – Feburary 2, 2005 (date of inception) to February 28, 2006

From the date of our incorporation on Feburary 2, 2005 to February 28, 2006, we had not generated any revenue. Our operating activities during this period consist primarily of developing fingerprint recognition products for residential buildings in China.

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

From December 1, 2005 to February 28, 2006

For the period from December 1, 2005 to February 28, 2006 we had generated $Nil revenue. Our financial statements are prepared in accordance with U.S. generally accepted accounting principles. For this period our operating expenses are classified into three categories:

  Professional fees that consist primarily of accounting and auditing fees for the year-end audit and legal fees paid by us regarding securities advice and organizing the company. The amount incurred and accrued by our company during the period from December 1, 2005 to February 28, 2006 was $31,352;

  Bank charges, which consist primarily of charges by our bank for processing transactions through our checking account. The amount incurred by our company during the period from December 1, 2005 to February 28, 2006 was $84;

  Transfer agent fees of $1,500 were incurred for registration fees, and consulting fees during the period from December 1, 2005 to February 28, 2006, were $15,000 for investor relations.

  Other operating expenses, including rent and management fees for the period from December 1, 2005 to February 28, 2006 were $1,500.

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

We believe that the primary source of revenue for our business model will be the sale of our proposed fingerprint recognition based building access control systems to business enterprises. We will negotiate with each of our future customers individually and we will charge our future customers depending on the applications required and the size of the user group. We will also receive compensation for professional services such as customized design and development of building access control systems based on our proposed fingerprint recognition and integration services. Currently, we do not have any customers as our fingerprint recognition technology and building access control systems are not yet fully developed. In our management’s opinion, we need to achieve the following events or milestones in the next twelve months:

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

In order to reach these milestones we will do the following:

1.

Develop a demonstration or beta version of our building access control system by August 2006. This will allow users to test the fingerprint recognition technology for effectiveness. We estimate that this will cost a total of $4,000.

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

Furthermore, in our management’s opinion, we will incur the following expenses to fund our plan of operation for the next twelve months:

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

Liquidity and Capital Resources

At February 28, 2006, we had $262 in cash. We anticipate that our total operating expenses will be approximately $50,000 for the next twelve months. This includes our estimated expenses as follows:

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

In the opinion of our management, we need to raise additional capital to continue our operations. We will obtain additional funding by borrowing from our directors and officers and through a private placement. Our directors and officers have agreed to contribute, prior to seeking financing by private placement, up to $50,000 as loans without interest when the Company requires additional funding. We cannot guarantee that additional funding will be available on favorable terms, if at all. If adequate funds are not available, then our ability to expand our operations may be adversely affected.

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

PART II - OTHER INFORMATION

Item 6. Exhibits

Exhibit No.	Description
3.1*	Articles of Incorporation
3.2*	Bylaws
4.1*	Specimen ordinary share certificate
31.1	Rule 13(a) - 14 (a)/15(d) - 14(a) Certification - CEO
31.2	Rule 13(a) - 14 (a)/15(d) - 14(a) Certification - CFO
32.1	Section 1350 Certifications

*	Incorporated by reference to same exhibit filed with the Company's Registration Statement on Form SB-2 dated November 2, 2005.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 12, 2006

COMTRIX INC.

/s/ Jinhu Zhang
Jinhu Zhang
President, Chief Executive Officer and a member
of the Board of Directors (who also performs as
the principal Financial and Executive Officer and
Principal Accounting Officer
04/12/2006

/s/ Chunjin Xu
Chunjin Xu
Chief Technology Officer and a member of the
Board of Directors
04/12/2006