Form 10QSB
period 2006-05-31
Lusora Healthcare Systems Inc.
filed 2006-07-17
CIK 1343254

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  May 31, 2006

[	] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________ to __________

Commission file number  333-129393

LUSORA HEALTHCARE SYSTEMS INC.
(Exact name of small business issuer as specified in its charter)

Nevada	N/A
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

795 Folsom Street, San Francisco, CA 94107
(Address of principal executive offices)

(877) 490-3344
(Issuer’s telephone number)

COMTRIX INC., 3702 South Virginia Street, #G12 – 401, Reno, Nevada 89502
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒     No [ ]

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 1b-2 of the Exchange Act).

Yes ☐ No [ X ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:

Outstanding as of July 12, 2006: 62,500,000 common shares

Transitional Small Business Disclosure Format (Check one):	Yes ☐ No [ x ]

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

LUSORA HEALTHCARE SYSTEMS INC.

(Formerly Comtrix Inc.)

(A Development Stage Company)

INTERIM FINANCIAL STATEMENTS

MAY 31, 2006

(Unaudited)

BALANCE SHEETS

INTERIM STATEMENTS OF OPERATIONS

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

INTERIM STATEMENTS OF CASH FLOWS

NOTES TO THE INTERIM FINANCIAL STATEMENTS

LUSORA HEALTHCARE SYSTEMS INC.

(Formerly Comtrix Inc.)

(A Development Stage Company)

BALANCE SHEETS

	May 31, 2006	August 31, 2005
	(Unaudited)	(Audited)

ASSETS

Current
Cash	$-	$37,987
Prepaid expenses	-	8,306

Total assets	$-	$46,293

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current
Accounts payable and accrued liabilities	$3,869	$13,100
Due to related parties (Note 3)	13,239	-

Total liabilities	17,108	13,100

Stockholders' equity (deficit)
Common stock (Note 4)
Authorized:
75,000,000 common shares, par value $0.001 per share
Issued and outstanding:
2,500,000 common shares (August 31, 2005 – 2,500,000)	2,500	2,500
Additional paid-in capital	47,500	47,500
Donated capital (Note 6)	8,000	3,500
Deficit accumulated during the development stage	(75,108)	(20,307)

Total stockholders’ equity (deficit)	(17,108)	33,193

Total liabilities and stockholders’ equity	$-	$46,293

Nature and continuance of operations (Note 1)

Subsequent events (Note 7)

The accompanying notes are an integral part of these interim financial statements

LUSORA HEALTHCARE SYSTEMS INC.

(Formerly Comtrix Inc.)

(A Development Stage Company)

INTERIM STATEMENTS OF OPERATIONS

(Unaudited)

	Three month period ended May 31, 2006	Three month period ended May 31, 2005	Nine month period ended May 31, 2006	February 2, 2005 (Date of Inception) to May 31, 2005	February 2, 2005 (Date of Inception) to May 31, 2006

ADMINISTRATION EXPENSES
Consulting (Note 6)	$1,500	$1,500	$19,500	$2,000	$19,500
Office and general	18	-	121	-	4,006
Professional fees	-	-	33,680	-	50,102
Transfer agent	-	-	1,500	-	1,500

NET LOSS	$1,518	$1,500	$54,801	$2,000	$75,108

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.00)	$(0.02)	$(0.00)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	2,500,000	833,333	2,500,000	833,333

The accompanying notes are an integral part of these interim financial statements

LUSORA HEALTHCARE SYSTEMS INC.

(Formerly Comtrix Inc.)

(A Development Stage Company)

STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

	Common Stock
	Number	Amount	Additional Paid-in Capital	Donated Capital (Note 6)	Deficit Accumulated During the Development Stage	Total

Balance, February 2, 2005 (Date of Inception)	-	$-	$-	$-	$-	$-

Common stock issued for cash at $0.02 per share, April 30, 2005	2,500,000	2,500	47,500	-	-	50,000

Donated services	-	-	-	3,500	-	3,500

Net loss	-	-	-	-	(20,307)	(20,307)

Balance, August 31, 2005 (Audited)	2,500,000	2,500	47,500	3,500	(20,307)	33,193

Donated services	-	-	-	4,500	-	4,500

Net loss	-	-	-	-	(54,801)	(54,801)

Balance, May 31, 2006 (Unaudited)	2,500,000	$2,500	$47,500	$8,000	$(75,108)	$(17,108)

The accompanying notes are an integral part of these interim financial statements

LUSORA HEALTHCARE SYSTEMS INC.

(Formerly Comtrix Inc.)

(A Development Stage Company)

INTERIM STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine month period ended May 31, 2006	February 2, 2005 (Date of Inception) to May 31, 2005	February 2, 2005 (Date of Inception) to May 31, 2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(54,801)	$(2,000)	$(75,108)
Items not effecting cash:
Donated capital	4,500	2,000	8,000

Net change in non-cash operating accounts	(925)	-	3,869

Net cash used in operating activities	(51,226)	-	(63,239)

CASH FLOWS FROM FINANCING ACTIVITIES
Related party advances	13,239	-	13,239
Issuance of common shares	-	50,000	50,000

Net cash provided by financing activities	13,239	50,000	63,239

Increase (decrease) in cash	(37,987)	50,000	-

Cash, beginning	37,987	-	-

Cash, ending	$-	$50,000	$-

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

The accompanying notes are an integral part of these interim financial statements

LUSORA HEALTHCARE SYSTEMS INC.

(Formerly Comtrix Inc.)

(A Development Stage Company)

NOTES TO THE INTERIM FINANCIAL STATEMENTS

May 31, 2006

(Unaudited)

1.	NATURE AND CONTINUANCE OF OPERATIONS

The Company was incorporated in the State of Nevada on February 2, 2005. The Company’s fiscal year end is August 31. The Company is in the process of acquiring Lusora Inc., a private Nevada corporation which has designed and developed a unique, monitoring system designed to protect the independent lifestyle of elderly persons while enabling relatives and professional care givers to stay in constant contact (See Note 7).

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As of May 31, 2006, the Company has a working capital deficit of $17,108, and has not yet generated any revenue from operations and has accumulated a deficit of $75,108 since inception. The Company is funding its initial operations by way of issuing Founders’ shares for 2,500,000 shares at $0.02 per share. As of May 31, 2006 the Company had received $50,000 in proceeds from the sale of the Company’s common stock and loans from directors. The Company’s ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they become due. The outcome of these matters cannot be predicted with any certainty at this time and therefore there is substantial doubt that the Company will be able to continue as a going concern. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern. Management plans to raise additional funds through equity financing and advances from directors.

1.	Unaudited Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“US GAAP”) for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They may not include all information and footnotes required by US GAAP for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the initial period ended August 31, 2005 included in the Company’s Form SB-2 filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form SB-2. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the period ended May 31, 2006 are not necessarily indicative of the results that may be expected for the year ending August 31, 2006.

2.	SIGNIFICANT ACCOUNTING POLICIES

The financial statements of the Company have been prepared in accordance with US GAAP. Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates which have been made using judgment. Actual results may vary from these estimates.

The financial statements have, in management's opinion, been properly prepared within the framework of the significant accounting policies summarized below:

Organizational and Start-up Costs

Costs of start-up activities, including organizational costs, are expensed as incurred.

LUSORA HEALTHCARE SYSTEMS INC.

(Formerly Comtrix Inc.)

(A Development Stage Company)

NOTES TO THE INTERIM FINANCIAL STATEMENTS

May 31, 2006

(Unaudited)

2.	SIGNIFICANT ACCOUNTING POLICIES (continued)

Development Stage Company

The Company is in the development stage. Since its formation, the Company has not yet realized any revenues from its planned operations. The Company is in the business of developing fingerprint recognition products for residential buildings in China.

Financial Instruments

The carrying value of the Company's financial instruments, consisting of cash, amounts due to related parties, and accounts payable and accrued liabilities, approximate their fair value, except for the amount due to related parties which is valued at the exchange amount as the fair value cannot be reliably measured. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

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

Basic and Diluted Loss Per Share

In accordance with SFAS No. 128 - "Earnings Per Share", the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At May 31, 2006, the Company had no stock equivalents that were anti-dilutive and consequently the basic and diluted loss per share are equal.

3.	RELATED PARTY TRANSACTIONS

Amounts due to related parties are comprised of advances from a director of the Company and are unsecured, non-interest bearing and have no fixed terms of repayment.

4.	COMMON STOCK

On April 30, 2005, the Company issued 2,500,000 shares of common stock at a price of $0.02 per share for total proceeds of $50,000, of which 1,500,000 were issued to directors.

At May 31, 2006 and August 30, 3005 the company had no outstanding share options or warrants.

LUSORA HEALTHCARE SYSTEMS INC.

(Formerly Comtrix Inc.)

(A Development Stage Company)

NOTES TO THE INTERIM FINANCIAL STATEMENTS

May 31, 2006

(Unaudited)

5.    INCOME TAXES

At May 31, 2006, the Company has accumulated non-capital loss carry-forwards of approximately $75,000, which are available to reduce taxable income in future taxation years. These losses expire beginning 2025. Due to the uncertainty of realization of these loss carry-forwards, a full valuation allowance had been provided for this deferred tax asset.

6.	DONATED CAPITAL

The Company records transactions of commercial substance with related parties at fair value as determined with management. The Company recognized donated services to directors of the Company for administrative services and rent of office premises, valued at $500 per month, as follows:

	Nine months ended May 31, 2006	February 2, 2005 (Date of Inception) to May 31, 2005

Consulting	$ 4,500	$ 2,000

7.	SUBSEQUENT EVENTS

On June 23, 2006 the Company signed a letter of intent to acquire Lusora Inc. a private Nevada corporation. The Company’s are working towards executing a definitive agreement in July 2006. Lusora Inc. has designed and developed a unique, affordable, and easy to use monitoring system designed to protect the independent lifestyle of elderly persons while enabling relatives and professional care givers to stay in constant contact.

Effective June 23, 2006 the Company merged with Lusora Corp., a private Nevada corporation, the Company being the surviving entity. Also, effective June 23, 2006 the Company changed its name to Lusora Healthcare Systems Inc. to better reflect the direction and business of the Company. In addition, on June 23, 2006 the Company effected a twenty five for one stock split of its authorized, issued and outstanding common stock.

Item 2.  Management's Discussion and Analysis or Plan of Operation

This quarterly report contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements, including statements relating to the completion of our acquisition of Lusora Inc. and our proposed business operations after the completion of Lusora Inc. acquisition, relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in United States Dollars (US$) and are prepared in conformity with generally accepted accounting principles in the United States of America for interim financial statements. The following discussion should be read in conjunction with our consolidated financial statements and the related notes that appear elsewhere in this quarterly report.

As used in this quarterly report, the terms "we", "us", "company", and "Lusora" mean Lusora Healthcare Systems Inc., unless otherwise indicated. All dollar amounts refer to US dollars unless otherwise indicated.

Corporate History

We were incorporated in the State of Nevada on February 2, 2005 under the name Comtrix Inc. From incorporation until June 2005, our operating activities consisted primarily of developing fingerprint recognition products for residential buildings in China. We were not successful in implementing our business plan. As management of our company investigated opportunities and challenges in the business of developing fingerprint recognition products and security for residential buildings in China, management realized that the business did not present the best opportunity for our company to realize value for our shareholders. Accordingly, we abandoned our previous business plan and focussed on the identification of suitable businesses with which to enter into a business opportunity or business combination.

On June 23, 2006, we executed a letter of intent with Lusora Inc., relating to the acquisition by us of Lusora Inc. by way of a share exchange. The letter of intent contemplates, among other things, the following: (i) we will change our name from “Comtrix Inc.” to “Lusora Healthcare Systems Inc.” (ii) we will conduct a 25:1 forward stock split; (iii) we will complete a financing in the aggregate amount of $1 million; (iv) the existing stakeholders of Lusora Inc. will exchange 26,000,000 common shares of Lusora Inc. for 26,000,000 common shares of our company; and (v) the resignation of certain of the directors and officers of our company. The closing of the acquisition is subject to the satisfaction of conditions precedent to closing as set forth in the letter of intent including, but not limited to, the following: (i) mutual agreement and execution of all definitive documentation by the parties; (ii) agreement by our legal counsel and accounting firm to perform the work necessary for the filing by our company of a registration statement; (iii) completion by our company of the $1 million financing; and (iv) our satisfactory due diligence of Lusora Inc. and our continuing to develop Lusora Inc.’s business through to closing. The closing of the acquisition is scheduled for August 2006.

Effective June 23, 2006, we completed a merger with Lusora Corp., which was created for the sole purpose of effecting a name change. As a result, we changed our name from “Comtrix Inc.” to “Lusora Healthcare Systems Inc.” We changed the name of our company to better reflect the anticipated direction and business of our company. In addition, effective June 23, 2006 we effected a twenty-five (25) for one (1) forward stock split of our authorized, issued and outstanding common stock. As a result, our authorized capital increased from 75,000,000 shares of common stock with a par value of $0.001 to 1,875,000,000 shares of common stock with a par value of $0.001. Our issued and outstanding share capital increased from 2,500,000 shares of common stock to 62,500,000 shares of common stock.

Business subsequent to the proposed acquisition of Lusora Inc.

Due to conditions precedent to closing, as set out above, and the risk that these conditions precedent will not be satisfied, there is no assurance that we will complete the acquisition of Lusora Inc. as contemplated by the letter of intent. Provided, however, that these conditions precedent to closing are satisfied or waived, we will continue the business of Lusora Inc.

Lusora Inc. is a wireless security company, whose first product suite is focused on a unique, affordable and easy to use monitoring system for elderly persons. Lusora Inc.’s initial market is in the United States and Europe. Lusora Inc. also plans to develop other wireless personal security solutions and monitoring products. Lusora Inc. is currently developing a personal monitoring and response system which consists of three products: (i) Lusora Intelligent Sensory Architecture (LISA) Tags; (ii) LISA Pendants; and (iii) LISA Hub. The system is designed to protect the independent lifestyle of elderly persons while enabling relatives and professional caregivers to stay in constant contact. Lusora Inc. plans to distribute its products through the existing channels of resellers and installers, as well through direct sales from its web site. Lusora Inc.’s unique products have no direct competition. Although more sophisticated monitoring and health-care products are available to nursing homes, these products tend to be too expensive for home installation.

RESULTS OF OPERATIONS

We have not generated any revenue to date. Our independent auditors have issued an opinion about our ability to continue as a going concern in connection with our audited financial statements for the period from our inception on February 2, 2005 to August 31, 2005. This means that our auditors believe there is doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any revenue and no revenues are anticipated. Accordingly, we must raise cash from sources other than the sale of our future personal monitoring and response system. Our only other source for cash at this time is equity investments by others in our company. Our accumulated deficit is $75,108 as of May 31, 2006. The discussion below provides an overview of our operations, discusses our results of operations, our plan of operations and our liquidity and capital resources.

Overview – February 2, 2005 (date of inception) to May 31, 2006

From the date of our incorporation on February 2, 2005 to May 31, 2006, we had not generated any revenue. Our financial statements are prepared in accordance with U.S. generally accepted accounting principles. For this period our operating expenses are classified into the following categories:

Professional fees that consist primarily of accounting and auditing fees for the year-end audit and legal fees paid by us regarding securities advice and organizing the company. The amount incurred and accrued by our company during the period from February 2, 2005 to May 31, 2006 was $50,102;

Consulting fees during the period from February 2, 2005 to May 31, 2006, were $19,500; office and general fees during the period from February 2, 2005 to May 31, 2006 were $4,006; and

Transfer agent fees during the period from February 2, 2005 to May 31, 2006 were $1,500.

From February 2, 2005 (date of inception) to May 31, 2005

For the period from February 2, 2005 to May 31, 2005 we had generated $Nil revenue. Our financial statements are prepared in accordance with U.S. generally accepted accounting principles. For this period our operating expenses are classified into the following categories:

Professional fees that consist primarily of accounting and auditing fees for the year-end audit and legal fees paid by us regarding securities advice and organizing the company. The amount incurred and accrued by our company during the period from February 2, 2005 to May 31, 2005 was $Nil;

Consulting fees during the period from February 2, 2005 to May 31, 2005, were $2,000; office and general fees during the period from February 2, 2005 to May 31, 2005 were $Nil; and

Transfer agent fees during the period from February 2, 2005 to May 31, 2005 were $Nil.

From March 1, 2006 to May 31, 2006

For the period from March 1, 2006 to May 31, 2006 we had generated $Nil revenue. Our financial statements are prepared in accordance with U.S. generally accepted accounting principles. For this period our operating expenses are classified into the following categories:

Professional fees that consist primarily of accounting and auditing fees for the year-end audit and legal fees paid by us regarding securities advice and organizing the company. The amount incurred and accrued by our company during the period from March 1, 2006 to May 31, 2006 was $Nil;

Consulting fees during the period from March 1, 2006 to May 31, 2006, were $1,500; office and general fees during the period from March 1, 2006 to May 31, 2006 were $18; and

Transfer agent fees during the period from March 1, 2006 to May 31, 2006 were $Nil.

From March 1, 2005 to May 31, 2005

For the period from March 1, 2005 to May 31, 2005 we had generated $Nil revenue. Our financial statements are prepared in accordance with U.S. generally accepted accounting principles. For this period our operating expenses are classified into the following categories:

Professional fees that consist primarily of accounting and auditing fees for the year-end audit and legal fees paid by us regarding securities advice and organizing the company. The amount incurred and accrued by our company during the period from March 1, 2005 to May 31, 2005 was $Nil;

Consulting fees during the period from March 1, 2005 to May 31, 2005, were $1,500; office and general fees during the period from March 1, 2005 to May 31, 2005 were $Nil; and

Transfer agent fees during the period from March 1, 2005 to May 31, 2005 were $Nil.

From December 1, 2005 to May 31, 2006

For the period from December 1, 2005 to May 31, 2006 we generated $Nil revenue. Our financial statements are prepared in accordance with U.S. generally accepted accounting principles. For this period our operating expenses are classified into the following categories:

Professional fees that consist primarily of accounting and auditing fees for the year-end audit and legal fees paid by us regarding securities advice and organizing the company. The amount incurred and accrued by our company during the period from December 1, 2005 to May 31, 2006 was $33,680;

Consulting fees during the period from December 1, 2005 to May 31, 2006, were $19,500; office and general fees during the period from March 1, 2006 to May 31, 2006 were $121; and

Transfer agent fees during the period from March 1, 2006 to May 31, 2006 were $1,500.

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

In the next twelve months our primary objective will be to complete the acquisition of Lusora Inc., as described above, and, assuming that we close our acquisition of Lusora Inc., continue with the development of Lusora Inc.’s business.

We believe that the primary source of revenue for our proposed business model will be future sales of Lusora Inc.’s products. We will continue our operations implementing Lusora Inc.’s business plan. In our management’s opinion, we need to achieve the following events or milestones in the next twelve months:

•	Raise $2,000,000 to take Lusora Inc.’s products from working prototypes to production and use the remainder to build commercial operations;
•	Make arrangements with wholesalers to secure a stable and affordable component parts supply for our products; and
•	Raise additional funding for commercialisation of the personal monitoring and response system.

In order to reach these milestones we will do the following:

1.	Develop a demonstration of the personal monitoring and response system by August 2006. This will allow users to test the system for effectiveness. We estimate that this will cost a total of $23,000.
2.

Develop the complete and commercial version of the personal monitoring and response system by the fourth quarter of fiscal 2006. This will be the completed version of the personal monitoring and response system, which will be marketed to potential customers. We estimate that the remaining cost for completion of the system development will be approximately $200,000.

3.

Before the end of 2006, negotiate and enter into agreements with component parts supply wholesalers for the management of supplies we require for our products. We estimate that this will cost a total of $75,000.

4.

Commence a marketing campaign for the personal monitoring and response system immediately following the completed product development, which will be by the end of 2006. We estimate that we will need $250,000 to implement our marketing campaign.

Furthermore, in our management’s opinion, we will incur the following expenses to fund our plan of operation for the next twelve months:

•	Audit fees, which consist primarily of accounting and auditing fees for the year-end audit. We estimate that our audit fee for the next twelve months will be approximately $25,000;

•

Bank charges, which consist primarily of charges by our bank for processing transactions through our checking account. We estimate that our bank charges for the next twelve months will be approximately $2,000;

•

Legal and organizational fees, which consist primarily of legal fees paid by us regarding securities advice and organizing the company. We estimate that our legal and organizational fees for the next twelve months will be approximately $100,000; and

•	Working capital, which includes compensation to the additional employees we will hire during the next twelve months, will be approximately $425,000.

Purchase or Sale of Equipment

We do not expect to purchase or sell any plant or significant equipment. We will lease server space needed for hosting our website.

Liquidity and Capital Resources

At May 31, 2006, we had $Nil in cash. We anticipate that our total operating expenses will be approximately $1,000,000 for the next twelve months. This includes our estimated expenses as follows:

•	$200,000 in further development of Lusora Inc.’s business for the next twelve months;
•

our estimated expenses of $250,000 in the marketing of Lusora Inc.’s products through traditional advertising media, such as newspaper and trade publications, and advanced media, such as targeted electronic mail and internet banner advertising for the next twelve months;

•	our estimated expenses of $25,000 for our audit fees for the next twelve months;
•	our estimated expenses of $100,000 for our legal and organization fees for the next twelve months; and
•	our estimated working capital of $425,00 for the next twelve months.

In the opinion of our management, we need to raise additional capital to continue our operations. We will obtain additional funding through one or more private placements. We cannot guarantee that additional funding will be available on favorable terms, if at all. If adequate funds are not available, then our ability to expand our operations may be adversely affected.

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

PART II - OTHER INFORMATION

ITEM 6. Exhibits

Exhibit No.	Description
3.1*	Articles of Incorporation
3.2*	Bylaws
3.3**	Articles of Merger
4.1*	Specimen ordinary share certificate
31.1	Rule 13(a) - 14 (a)/15(d) - 14(a) Certification
32.1	Section 1350 Certification
*	Incorporated by reference to same exhibit filed with the Company's Registration Statement on Form SB-2 dated November 2, 2005.
**	Incorporated by reference to exhibit 99.1 with the Company’s current report on Form 8-K dated June 23, 2006.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LUSORA HEALTHCARE SYSTEMS INC.

By:

  /s/ Jinhu Zhang

Jinhu Zhang

President, Chief Executive Officer and a member

of the Board of Directors (who also performs as

the principal Financial and Executive Officer and

Principal Accounting Officer

Dated: July 14, 2006