Form 10KSB
period 2006-08-31
Lusora Healthcare Systems Inc.
filed 2006-11-20
CIK 1343254

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2006

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from [   ] TO [   ]

Commission file number 333-129393

LUSORA HEALTHCARE SYSTEMS INC.
(Name of small business issuer in its charter)

Nevada	20-5854735
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

2802 Flintrock Trace, Suite 221
Austin, Texas	78738
(Address of principal executive offices)	(ZIP Code)

Issuer's telephone number 512-371-4171

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
N/A	N/A

Securities registered pursuant to Section 12(g) of the Act:

Shares of Common Stock, par value $0.001
(Title of class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [   ]

Note – Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d)
of the Exchange Act from their obligations under those Sections.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes [X] No [   ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information
statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [   ]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes [X] No [   ]

State issuer's revenues for its most recent fiscal year. $nil

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

25,975,000 shares of common stock @ US $1.00(2) =$25,975,000

(1) This figure is based on the assumption that the sole affiliate of our company is Dan Bauer our President and director.

(2) Based on the sale of 75,000 common shares of our company on November 9, 2006.

State the number of shares outstanding of each of the issuer's classes of equity stock, as of the latest practicable date.

63,475,000 shares of common stock issued and outstanding as of November 10, 2006.

Transitional Small Business Disclosure Format (Check one): Yes [   ]; No [X]

PART I

Item 1. Description of Business.

This annual report contains forward-looking statements as that term is defined in the Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to future events or our future results of operation or future financial performance, including, but not limited to, the following: statements relating to our ability to raise sufficient capital to finance our planned operations, and our estimates of cash expenditures for the next 12 months. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “intends”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential”, or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” on page 4, which may cause our or our industry’s actual results, levels of activity or performance to be materially different from any future results, levels of activity or performance expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity or performance. You should not place undue reliance on these statements, which speak only as of the date that they were made. These cautionary statements should be considered with any written or oral forward-looking statements that we may issue in the future. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to reflect actual results, later events or circumstances or to reflect the occurrence of unanticipated events.

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

In this annual report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to “common shares” refer to common shares in our capital stock.

As used in this current report and unless otherwise indicated, the terms “we”, “us” and “our company” refer to Lusora Healthcare Systems Inc.

Corporate History

Lusora Healthcare Systems Inc.

We were incorporated in the State of Nevada on February 2, 2005 under the name Comtrix Inc. From incorporation until June 2005, our operating activities consisted primarily of developing fingerprint recognition products for residential buildings in China. We were not successful in implementing our business plan. Our management investigated opportunities and challenges in the business of developing fingerprint recognition products and security for residential buildings in China and determined that the business did not present the best opportunity for our company to realize value for our shareholders. Accordingly, we abandoned our previous business plan and focussed on the identification of suitable businesses with which to enter into a business opportunity or business combination.

On June 23, 2006, we executed a letter of intent with Lusora Inc. The letter of intent as amended contemplates, among other things, the following: (i) we will change our name from “Comtrix Inc.” to “Lusora Healthcare Systems Inc.” (ii) we will effect a 25:1 forward stock split of our authorized, issued and outstanding common stock; (iii) we will complete a financing in the aggregate amount of $1 million; (iv) the existing stakeholders of Lusora Inc. will exchange the issued and outstanding shares of Lusora Inc. for and equal number of our common shares; and (v) certain directors and officers of our company will resign. The closing of the acquisition is subject to the satisfaction of conditions precedent to closing as set forth in the letter of intent including, but not limited to, the following: (i) mutual agreement and execution of all definitive documentation by the parties; (ii) agreement by our legal counsel and accounting firm to perform the work necessary for the filing by our company of a registration statement; (iii) completion by our company of the $1 million financing; and (iv) our satisfactory due diligence of Lusora Inc. and (v) the continuing development of Lusora Inc.’s business through to closing.

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

Reports to Security Holders

We are not required to deliver an annual report to our shareholders and we may not send an annual report, together with our annual audited financial statements. We are required to file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission and our filings are available to the public over the internet at the Securities and Exchange Commission’s website at http://www.sec.gov.

The public may read and copy any materials filed by us with the Securities and Exchange Commission at the Securities and Exchange Commission’s Public Reference Room at 100 F Street N.E. Washington D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the Securities and Exchange Commission at 1-800-732-0330.

RISK FACTORS

RISKS RELATED TO OUR BUSINESS

We have had negative cash flows from operations since inception. We will require significant additional financing, the availability of which cannot be assured, and if our company is unable to obtain such financing, our business may fail.

To date, we have had negative cash flows from operations and have depended on sales of our equity securities and debt financing to meet our cash requirements. Our ability to develop and, if warranted, commercialize our technologies, will be dependent upon our ability to raise significant additional financing. If we are unable to obtain such financing, we will not be able to fully develop our business.

We may not be able to obtain additional equity or debt financing on acceptable terms as required. Even if financing is available, it may not be available on terms that are favorable to us or in sufficient amounts to satisfy our requirements. If we require, but are unable to obtain, additional financing in the future, we may be unable to implement our business plan and our growth strategies, respond to changing business or economic conditions, withstand adverse operating results and compete effectively. More importantly, if we are unable to raise further financing when required, we may be forced to scale down our operations and our ability to generate revenues may be negatively affected.

We have a history of losses and nominal operating results, which raise substantial doubt about our ability to continue as a going concern.

Since inception, we have incurred aggregate net losses of approximately $158,805 from operations. We can offer no assurance that we will operate profitably or that we will generate positive cash flow in the future. In addition, our operating results in the future may be subject to significant fluctuations due to many factors not within our control.

Our company's operations will be subject to all the risks inherent in the establishment of a developing enterprise and the uncertainties arising from the absence of a significant operating history. No assurance can be given that we may be able to operate on a profitable basis.

Due to the nature of our business and the early stage of our development, our securities must be considered highly speculative. We have not realized a profit from our operations to date and there is little likelihood that we will realize any profits in the short or medium term.

We expect to continue to incur business development costs and operating expenses. Consequently, we expect to incur operating losses and negative cash flows. Our history of losses and nominal operating results raise substantial doubt about our ability to continue as a going concern, as described in the explanatory paragraph in our independent registered public accounting firm's report dated November 9, 2006.

Substantially all of our assets and a majority of our directors and officers are outside the United States, with the result that it may be difficult for investors to enforce within the United States any judgments obtained against us or any of our directors or officers.

Although we are organized under the laws of the State of Nevada, United States, a majority of our directors and our officers are nationals and/or residents of countries other than the United States, and all or a substantial portion of such persons’ assets are located outside the United States. As a result, it may be difficult for investors to enforce judgements against us that are obtained in the United States in any action, including actions predicated upon civil liability provisions of federal securities laws. In addition, as the majority of our assets are located outside of the United States, it may be difficult to enforce United States bankruptcy proceedings against us. Under bankruptcy laws in the United States, courts typically have jurisdiction over a debtor's property, wherever it is located, including property situated in other countries. Courts outside of the United States may not recognize the United States bankruptcy court's jurisdiction. Accordingly, you may have trouble administering a United States bankruptcy case involving a Nevada company as debtor with most of its property located outside the United States. Any orders or judgements of a bankruptcy court obtained by you in the United States may not be enforceable.

Because our officers, directors and principal shareholders control a significant percentage of our common stock, you will have little or no control over our management or other matters requiring shareholder approval.

Our directors and officers collectively own approximately 59% of the issued and outstanding shares of our common stock. As a result, our director and officers collectively have the ability to control matters affecting minority shareholders, including the election of our directors, the acquisition or disposition of our assets, and the future issuance of our shares. Because our directors and officers collectively own a significant percentage of our common stock, you will have difficulty replacing our management if you disagree with the way our business is being run. Because control by an insider could result in management making decisions that are in the best interest of the insider and not in the best interest of the investors, you may lose some or all of the value of your investment in our common stock.

RISKS RELATED TO OUR COMMON STOCK

A decline in the price of our common stock could affect our ability to raise further working capital and adversely impact our ability to continue operations.

A prolonged decline in the price of our common stock could result in a reduction in the liquidity of our common stock and a reduction in our ability to raise capital. Because a significant portion of our operations have been and will be financed through the sale of equity securities, a decline in the price of our common stock could be especially detrimental to our liquidity and our operations. Such reductions may force us to reallocate funds from other planned uses and may have a significant negative effect on our business plan and operations, including our ability to develop new products and continue our current operations. If our stock price declines, we can offer no assurance that we will be able to raise additional capital or generate funds from operations sufficient to meet our obligations. If we are unable to raise sufficient capital in the future, we may not be able to have the resources to continue our normal operations.

The market price for our common stock may also be affected by our ability to meet or exceed expectations of analysts or investors. Any failure to meet these expectations, even if minor, may have a material adverse effect on the market price of our common stock.

If we issue additional shares in the future, it will result in the dilution of our existing shareholders.

Our certificate of incorporation authorizes the issuance of up to 1,875,000,000 shares of common stock with a par value of $0.001. Our board of directors may choose to issue some or all of such shares to acquire one or more businesses or to provide additional financing in the future. The issuance of any such shares will result in a reduction of the book value and market price of the outstanding shares of our common stock. If we issue any such additional shares, such issuance will cause a reduction in the proportionate ownership and voting power of all current shareholders. Further, such issuance may result in a change of control of our corporation.

Trading of our stock may be restricted by the Securities Exchange Commission's penny stock regulations, which may limit a stockholder's ability to buy and sell our stock.

The Securities and Exchange Commission has adopted regulations which generally define "penny stock" to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and "accredited investors". The term "accredited investor" refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the Securities and Exchange Commission, which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer's confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock.

NASD sales practice requirements may also limit a stockholder's ability to buy and sell our stock.

In addition to the "penny stock" rules described above, the National Association of Securities Dealers (NASD) has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, the NASD believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The NASD requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

Item 2. Description of Property.

Our principal executive office is currently located at 2802 Flintrock Trace, Suite 221, Austin, Texas 78738. We lease serviced office space of approximately 300 square feet at a cost of $1,325 per month. In addition, we have access to common meeting room facilities, telecommunications and internet services, mail room, and reception area. We entered into the lease agreement for a period of six months on November 1, 2006.

Item 3. Legal Proceedings.

We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

Item 4. Submissions of Matters to a Vote of Security Holders.

None.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

The closing price of our common stock, as reported by the NASD OTC Bulletin Board on October 30, 2006, was $1.09.

Our common shares are quoted for trading on the OTC Bulletin Board under the symbol "LHCS".

The high and the low bid prices for our common shares for each quarter are not available from the OTCBB. In order for the OTCBB to report the high and low bid prices for a particular security, there must be three market makers for that security. During the period from the date our common shares were first traded on the OTCBB to the end of our August 31, 2006 fiscal year, there was only one or two market makers for our common stock. As such, the OTCBB has not reported the high or low bid prices for our common shares during the periods. As our common shares did not trade on the OTCBB prior to 2005, no information is available for periods prior to that date.

Holders of our Common Stock

As of August 31, 2006, there were 33 registered shareholders of our common stock.

Dividends

Since our inception, we have not declared nor paid any cash dividends on our capital stock and we do not anticipate paying any cash dividends in the foreseeable future. Our current policy is to retain any earnings in order to finance the expansion of our operations. Our board of directors will determine future declarations and payments of dividends, if any, in light of the then-current conditions they deem relevant and in accordance with applicable corporate law.

There are no restrictions in our articles of incorporation or bylaws that prevent us from declaring dividends. The Nevada Revised Statutes, however, do prohibit us from declaring dividends where, after giving effect to the distribution of the dividend:

1.	We would not be able to pay our debts as they become due in the usual course of business; or

2.

Our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution.

Item 6. Management Discussion and Analysis and Plan of Operation.

Plan of Operation

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

We believe that the primary source of revenue for our proposed business model will be future sales of Lusora Inc.’s products. We will continue our operations implementing Lusora Inc.’s business plan. In our management’s opinion, we need to achieve the following events or milestones in the next twelve months:

•	Raise an additional $1,600,000 to take Lusora Inc.’s products from working prototypes to production and use the remainder to build commercial operations; and,

•	Make arrangements with wholesalers to secure a stable and affordable component parts supply for our products

In our management’s opinion, the estimated operating expenses required to fund our plan of operation for the next twelve months are as follows:

•	Continued research and development of the products prior to commercialization	• $200,000

•	Marketing the products through traditional advertising media (newspapers, trade publications, etc) and advanced media (targeted electronic mail, internet banner advertising )	• $250,000

•	Investor Relations	• $100,000

•	Legal, audit and organization fees	• $125,000

•	Employee compensation	• $450,000

•	Other expenses and working capital requirements	• $475,000

•	Total	• $1,600,000

Purchase or Sale of Equipment

We do not expect to purchase or sell any plant or significant equipment. We will lease server space needed for hosting our website.

Liquidity and Capital Resources

At August 31, 2006, we had approximately $75,000 in cash and subsequently raised $575,000 by private placement in late September and early November, 2006.

In the opinion of our management, we need to raise additional capital to continue our operations. We will obtain additional funding through either loans from related parties or one or more private placements. We cannot guarantee that additional funding will be available on favorable terms, if at all. If adequate funds are not available, then our ability to expand our operations may be adversely affected.

Personnel

Mr. Dan Bauer, our President, Secretary and Treasurer and Director is currently working about 10 to 20 hours per week to meet our needs. As demand requires, Mr. Bauer will devote additional time. We currently have no other employees. We expect to increase the number of our employees if the acquisition of Lusora Inc. is completed.

Item 7. Financial Statements.

Our financial statements are stated in United States dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

The following financial statements are filed as part of this annual report:

Independent Auditor’s Report, dated November 9, 2006

Balance Sheet as at August 31, 2006 and 2005

Statements of Operations for the year ended August 31, 2006, for the period from February 2, 2005 (inception) to August 31, 2005, and cumulative from February 2, 2005 (inception) to August 31, 2006

Statements of Cash Flows for the year ended August 31, 2006, for the period from February 2, 2005 (inception) to August 31, 2005, and cumulative from February 2, 2005 (inception) to August 31, 2006

Statement of Stockholders’ Equity for the period from February 2, 2005 (inception) to August 31, 2006

LUSORA HEALTHCARE SYSTEMS INC.

(Formerly Comtrix Inc.)
(An Exploration Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2006 and 2005

and the period from February 2, 2005 (Inception) to August 31, 2006

U.S. Funds

F-i

LUSORA HEATHCARE SYSTEMS INC.
(Formerly Comtrix Inc.)
(A Development Stage Company)

FINANCIAL STATEMENTS

AUGUST 31, 2006 AND 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Lusora Healthcare Systems Inc. (Formerly Comtrix Inc.):

We have audited the balance sheets of Lusora Healthcare Systems Inc. (Formerly Comtrix Inc.) (a development stage company) as at August 31, 2006 and 2005 and the statements of operations, stockholders’ equity and cash flows for the year ended August 31, 2006, the period from February 2, 2005 (Inception) to August 31, 2005 and the period from February 2, 2005 (Inception) to August 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these financial statements present fairly, in all material respects, the financial position of the Company as at August 31, 2006 and 2005 and the result of its operations and cash flows and changes in stockholders’ equity for the year ended August 31, 2006, the period from February 2, 2005 (Inception) to August 31, 2005 and the period from February 2, 2005 (Inception) to August 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, to date the Company has reported losses since inception of operations and requires additional funds to meet its obligations and fund the costs of its operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in this regard are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

DALE MATHESON CARR-HILTON LABONTE LLP
CHARTERED ACCOUNTANTS

Vancouver, Canada
November 9, 2006

LUSORA HEALTHCARE SYSTEMS, INC.
(Formerly Comtrix Inc)
(A Development Stage Company)
BALANCE SHEETS

	August 31,	August 31,
	2006	2005
	$	$
ASSETS

CURRENT ASSETS
Cash and cash equivalents	74,575	37,987
Prepaid expenses	-	8,306

	74,575	46,293

Due from associated company (Note 3)	118,661	-

	193,236	46,293

LIABILITIES

CURRENT LIABILITIES
Accounts payable and accrued liabilities	79,897	13,100
Due to related party (Note 3)	14,144	-

	94,041	13,100

STOCKHOLDERS' EQUITY

COMMON STOCK (Note 4)
$0.001 par value; 1,875,000,000 shares authorized
62,900,000 issued and outstanding (August 31, 2005 - 62,500,000)	50,400	50,000
ADDITIONAL PAID IN CAPITAL	199,600	-
DONATED CAPITAL (Note 3)	8,000	3,500
DEFICIT ACCUMULATED DURING DEVELOPMENT STAGE	(158,805)	(20,307)

	99,195	33,193

	193,236	46,293
GOING CONCERN (Note 1)
SUBSEQUENT EVENTS (Note 6)

The accompanying notes are an integral part of these financial statements.

LUSORA HEALTHCARE SYSTEMS, INC.
(Formerly Comtrix Inc)
(A Development Stage Company)
STATEMENTS OF OPERATIONS

		Period From	Cumulative
		Inception	From Inception
	Year ended	(February 2, 2005) to	(February 2, 2005) to
	August 31, 2006	August 31, 2005	August 31, 2006
	$	$	$
OPERATING EXPENSES
Audit and accounting	18,132	-	18,132
Consulting fees	19,500	3,500	23,000
Interest expense and bank charges	268	385	653
Professional fees - legal	82,303	16,422	98,725
Transfer agent fees	2,752	-	2,752
Web, networking and telecommunications	15,543	-	15,543

NET LOSS	138,498	20,307	158,805

BASIC AND DILUTED NET LOSS PER SHARE	0.00	0.00

WEIGHTED AVERAGE NUMBER
OF COMMON SHARES OUTSTANDING	62,533,973	40,968,900

The accompanying notes are an integral part of these financial statements

LUSORA HEALTHCARE SYSTEMS, INC
(Formerly Comtrix Inc)
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

		Period From	Cumulative
		Inception	From Inception
	Year ended	(February 2, 2005) to	(February 2, 2005) to
	August 31, 2006	August 31, 2005	August 31, 2006
	$	$	$
CASH FLOWS PROVIDED BY (USED IN )

OPERATING ACTIVITIES
Net loss	(138,498)	(20,307)	(158,805)
Non-cash items:
Donated services	4,500	3,500	8,000
Changes in non-cash working capital items:
Prepaid expenses	8,306	(8,306)	-
Accounts payable and accrued liabilities	66,797	13,100	79,897
Advance to associated company	(118,661)	-	(118,661)

	(177,556)	(12,013)	(189,569)

FINANCING ACTIVITIES
Advances from related party	14,144	-	14,144
Issuance of common stock for cash	200,000	50,000	250,000

	214,144	50,000	264,144

INCREASE IN CASH	36,588	37,987	74,575

CASH AND CASH EQUIVALENTS, BEGINNING	37,987	-	-

CASH AND CASH EQUIVALENTS, ENDING	74,575	37,987	74,575

Supplemental information

Cash paid for:
Interest	-	-	-
Income taxes	-	-	-

The accompanying notes are an integral part of these financial statements.

LUSORA HEALTHCARE SYSTEMS INC
(Formerly Comtrix Inc)
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE PERIOD FROM FEBRUARY 2, 2005(INCEPTION) TO AUGUST 31, 2006

	Common Stock		Additional			Total
	Number of		Paid-in	Donated	Accumulated	Stockholders'
	Shares	Amount	Capital	Capital	Deficit	Equity
Balance - February 2, 2005 (Date of Inception)	-	$-	$-	$-	$-	$-
Issuance of stock for cash:
April, 2005 at $0.02 per share	62,500,000	50,000	-	-	-	50,000
Donated services	-	-	-	3,500	-	3,500
Net loss	-	-	-	-	(20,307)	(20,307)
Balance - August 31, 2005	62,500,000	50,000	-	3,500	(20,307)	33,193
Donated services	-	-	-	4,500	-	4,500
Issuance of stock for cash:
August, 2006 at $0.50 per share	400,000	400	199,600	-	-	200,000
Net loss	-	-	-	-	(138,498)	(138,498)
Balance August 31, 2006	62,900,000	$50,400	$199,600	$8,000	$(158,805)	$99,195

The accompanying notes are an integral part of these financial statements.

LUSORA HEALTHCARE SYSTEMS INC.
(Formerly Comtrix Inc.)
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
August 31, 2006

1.           NATURE OF BUSINESS AND CONTINUANCE OF OPERATIONS

Lusora Healthcare Systems Inc. (the “Company”) was incorporated as Comtrix Inc on February 2, 2005 under the laws of the State of Nevada with an August 31 year end. Effective June 23, 2006, the Company merged with Lusora Corp., a private Nevada corporation, for the sole purpose of effecting a name change to Lusora Healthcare Systems Inc and better reflect the intended future direction and business of the Company. The Company was the surviving entity. By virtue of the merger each share of common stock of Lusora Corp., par value of $0.001 per share, outstanding immediately prior to the merger was changed and converted into one common share of the common stock of the Company, par value of $0.001 per share. In addition, on June 23, 2006 the Company affected a twenty five for one stock split of its authorized, issued and outstanding common stock resulting in all share and per share information in these financial statements being presented as if the stock split took place at the beginning of all periods presented.

The Company is in the process of acquiring Lusora Inc., a private Nevada corporation and its subsidiary Lusora Ltd., a private United Kingdom company. Lusora Inc. is owned by the Company’s sole director. Both of these companies are development stage companies. The Companies are working towards executing a definitive agreement in November 2006. Lusora Inc. has designed and developed a unique, monitoring system designed to protect the independent lifestyle of elderly persons while enabling relatives and professional care givers to stay in constant contact.

Going concern

These financial statements have been prepared in accordance with United States generally accepted accounting principles, on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at August 31, 2006, the Company had a working capital deficiency of $19,466 and has incurred losses since inception of $158,805. Further losses are anticipated in the development of its business and there can be no assurance that the Company will be able to achieve or maintain profitability. The continuing operations of the Company and the recoverability of the carrying value of assets is dependent upon the ability of the Company to obtain necessary financing to fund its working capital requirements, and upon future profitable operations. The accompanying financial statements do not include any adjustments relative to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty. There can be no assurance that capital will be available as necessary to meet the Company’s working capital requirements or, if the capital is available, that it will be on terms acceptable to the Company. The issuances of additional equity securities by the Company may result in dilution in the equity interests of its current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase the Company's liabilities and future cash commitments. If the Company is unable to obtain financing in the amounts and on terms deemed acceptable, the business and future success may be adversely affected. Management intends to finance operating costs over the next twelve months with existing cash on hand, loans from related parties and/or private placement of common stock.

LUSORA HEALTHCARE SYSTEMS INC.
(Formerly Comtrix Inc.)
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
August 31, 2006

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)      Basis of presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars.

(b)      Development stage company

The Company is currently considered a Development Stage Enterprise, under the guidelines of Statement of Financial Accounting Standards (“SFAS”) No. 7. Since its formation, the Company has not yet realized any revenues from its planned operations.

(c)      Cash and cash equivalents

Cash and cash equivalents consist of balances with banks, unrestricted cash balances in lawyer trust accounts and investments in financial instruments with maturities within 90 days held for the purpose of meeting short-term cash commitments rather than for investing or other purposes. As of August 31, 2006, the cash and cash equivalents consist of bank deposits and trust funds held by the Company’s lawyer.

(d)      Translation of foreign currencies

The financial statements are presented in United States dollars. In accordance with SFAS No. 52, “Foreign Currency Translation”, foreign denominated monetary assets and liabilities are translated into their United States dollar equivalents using foreign exchange rates which prevailed at the balance sheet date. Non monetary assets are translated at the exchange rates prevailing at the transaction date. Revenue and expenses are translated at average rates of exchange during the year. Gains or losses resulting from foreign currency transactions are included in results of operations.

(e)      Income taxes

The Company follows the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the deferred tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment. For deferred tax assets, the full amount of the potential future benefit is recorded then a valuation allowance is used to adjust for the probability of realization.

LUSORA HEALTHCARE SYSTEMS INC.
(Formerly Comtrix Inc.)
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
August 31, 2006

(f)      Financial instruments

The Company’s financial instruments consist of cash and cash equivalents, amounts due from associated company, accounts payable and accrued liabilities and amounts due to related party. It is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of these financial instruments approximates their carrying values.

(g)      Use of estimates and assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates.

(h)      Stock-based compensation

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, “Share-Based Payment”, which replaced SFAS No. 123, “Accounting for Stock-Based Compensation” and superseded APB Opinion No. 25, “Accounting for Stock Issued to Employees”. In January 2005, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 107, “Share-Based Payment”, which provides supplemental implementation guidance for SFAS No. 123R. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on the grant date fair value of the award. SFAS No. 123R was to be effective for interim or annual reporting periods beginning on or after June 15, 2005, but in April 2005 the SEC issued a rule that will permit most registrants to implement SFAS No. 123R at the beginning of their next fiscal year, instead of the next reporting period as required by SFAS No. 123R. The pro-forma disclosures previously permitted under SFAS No. 123 no longer will be an alternative to financial statement recognition. Under SFAS No. 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include prospective and retroactive adoption options. Under the retroactive options, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS No. 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. The Company has adopted the prospective method of SFAS No. 123R beginning on March 1, 2006. As the Company has not granted any stock options to August 31, 2006 no compensation expense has been recorded to date.

LUSORA HEALTHCARE SYSTEMS INC.
(Formerly Comtrix Inc.)
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
August 31, 2006

(i)      Earnings (loss) per share

The computation of basic earnings (loss) per share is computed by dividing net earnings (loss) available to common stockholders by the weighted average number of outstanding common shares of the company during the period. The diluted loss per share gives effect to all potentially dilutive common shares outstanding during the period. The computation of diluted loss per share does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect on net loss. As of August 31, 2006, the Company had 400,000 potentially dilutive securities outstanding in the form of share purchase warrants which were part of the private placement units issued on July 31, 2006. The basic loss per share equals the dilutive loss per share as the potentially dilutive securities are anti-dilutive.

(j)      Recent accounting pronouncements

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140”, to simplify and make more consistent the accounting for certain financial instruments. SFAS No. 155 amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, to permit fair value re-measurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 amends SFAS No. 140, “Accounting for the Impairment or Disposal of Long-Lived Assets”, to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006, with earlier application allowed. This standard is not expected to have a significant effect on the Company’s future reported financial position or results of operations.

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. SFAS No. 156 is effective for an entity's first fiscal year beginning after September 15, 2006. This adoption of this statement is not expected to have a significant effect on the Company’s future reported financial position or results of operations.

LUSORA HEALTHCARE SYSTEMS INC.
(Formerly Comtrix Inc.)
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
August 31, 2006

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measures” (“SFAS No. 157”). This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), expands disclosures about fair value measurements, and applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 does not require any new fair value measurements. However, the FASB anticipates that for some entities, the application of SFAS No. 157 will change current practice. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, which for the Company would be its fiscal year beginning September 1, 2008. The Company is currently evaluating the impact of SFAS No. 157 but does not expect that it will have a material impact on its financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” This Statement requires an employer to recognize the over funded or under funded status of a defined benefit post retirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position, and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. SFAS No. 158 is effective for fiscal years ending after December 15, 2006. The Company does not expect that the implementation of SFAS No. 158 will have any material impact on its financial position and results of operations.

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB No. 108 is effective for periods ending after November 15, 2006. The Company is currently evaluating the impact of adopting SAB No. 108 but does not expect that it will have a material effect on its financial statements.

3.           RELATED PARTY TRANSACTIONS

During the year ended August 31, 2006 the Company loaned $100,000 to Lusora Ltd., a subsidiary of Lusora Inc., and $18,661 to Lusora Inc. a company which the Company is in the process of acquiring (See Note 1). These loans are unsecured, non interest bearing and are repayable on demand.

During the year ended August 31, 2006 a director of the Company loaned $14,144 to the Company. This loan is unsecured, non interest bearing and is repayable on demand.

A former director of the Company donated management services to the Company. The services were valued at $500 per month. During the year ended August 31, 2006 donated services of $4,500 (2005: $3,500) were charged to operations.

All related party transactions are conducted in the ordinary course of business and measured at the exchange amount, which is the consideration established and agreed to by the related parties.

LUSORA HEALTHCARE SYSTEMS INC.
(Formerly Comtrix Inc.)
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
August 31, 2006

4.           COMMON STOCK

Common Shares

During the year ended August 31, 2006 the Company affected a twenty five for one (25:1) stock split of its authorized, issued and outstanding common stock, without changing the par value. All share and per share information in these financial statements are presented as if the stock split took place at the beginning of all periods presented

The authorized capital stock of the Company is 1,875,000,000 voting common shares with $0.001 par value.

During the period ended August 31, 2005, the Company issued:

(i)	62,500,000 shares on April 30, 2005 to its founding shareholders for cash consideration of $50,000.

During the year ended August 31, 2006, the Company issued:

(i)

400,000 units under Private Placement for cash consideration of $200,000. Each unit consists of one share of common stock of the Company and a non-transferable share purchase warrant entitling the holder to purchase one share of common stock at an exercise price of $1.00 for two years expiring July 31, 2008. No value was attributed to the warrants issued as part of this unit placement.

Stock Purchase Warrants

At August 31, 2006, the Company had 400,000 share purchase warrants outstanding (August 31, 2005 - nil) for the purchase of 400,000 common shares exercisable at $1.00 per share for two years expiring July 31, 2008.

Stock Options

At August 31, 2006, there were no outstanding stock options.

LUSORA HEALTHCARE SYSTEMS INC.
(Formerly Comtrix Inc.)
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
August 31, 2006

5.           INCOME TAXES

At August 31, 2006, the Company had accumulated non-capital loss carry-forwards of approximately $159,000, which are available to reduce taxable income in future taxation years. These losses begin to expire in 2026 after a carry forward period of 25 years. The Company is required to compute the deferred tax benefits from non-capital loss carry-forwards. However, due to the uncertainty of realization of these loss carry-forwards, a full valuation allowance has been provided for this deferred tax asset The components of the deferred tax asset at August 31, 2006 and 2005, the statutory tax rate, the effective tax rate and the elected amount of the valuation allowance are shown below:

	Year ended	Year ended
	August 31, 2006	August 31, 2005
	$	$

Non-capital loss carry forwards	159,000	20,000

Statutory tax rate	35%	35%

Effective tax rate	–	–

Deferred tax asset	55,000	7,000

Less: valuation allowance	(55,000)	(7,000)

Net deferred tax asset	–	–

LUSORA HEALTHCARE SYSTEMS INC.
(Formerly Comtrix Inc.)
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
August 31, 2006

6.           SUBSEQUENT EVENTS

On September 25, 2006, the Company issued 500,000 units under Private Placement at $1.00 per unit for total cash consideration of $500,000. Each unit consists of one share of restricted common stock of the Company and a non-transferable share purchase warrant entitling the holder to purchase one share of restricted common stock at an exercise price of $2.00 for two years expiring September 25, 2008. These shares were issued without registration as an exempt transaction under regulation S of the Securities Act of 1933.

Subsequent to August 31, 2006, the Company has entered into employment contracts with three officers of the Company. The total annual compensation commitment is $390,000 plus bonus payable to two of the officers based on achieving yet to be determined mutually agreed performance objectives. In addition and pursuant to the contract for one of the Company officers, the Company is committed to granting stock options equal to 5% of the issued common stock of the Company at the closing market price on September 29, 2006 in accordance with the terms and conditions of a stock option plan currently under development. The stock options will vest in the Company officer over two years as follows: 30% immediately and 35% in each of the following two years.

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 8A. Controls and Procedures.

As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this report, being August 31, 2006, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our president who is also acting as our chief executive officer. Based upon that evaluation, our president concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report. There have been no changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our company's reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our president and chief executive officer as appropriate, to allow timely decisions regarding required disclosure.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Directors and Executive Officers, Promoters and Control Persons

All directors of our company hold office until the next annual meeting of the stockholders or until their successors have been elected and qualified. The officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors, executive officers and significant employees, their ages, positions held, and duration as such, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
Dan Bauer	Director President, Secretary and Treasurer	34	May 18, 2006 August 14, 2006

Business Experience

The following is a brief account of the education and business experience during at least the past five years of our director, executive officer and key employee, indicating his principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Dan Bauer, President, Secretary, Treasurer and Director

Mr. Bauer has held several senior positions in the technology and telecom industries during the past 12 years. Mr. Bauer has held executive positions with both Lusora Inc. and its subsidiary Lusora Limited since its founding in 2003. Formerly the Chief Executive Officer of Quartez Limited, which Mr. Bauer led through its acquisition in April 2002, turnaround and sale to the UK’s largest newspaper publisher, Trinity Mirror plc in April 2003. Prior to his role at Quartez, he was Head of Operator Relations at Hutchison 3G UK Limited during April of 2001 through February 2002; a Director of European Business Development at Commtouch, Inc. (NASDAQ:CTCH) from March 2000 through April 2001; and a Senior Project Manager at Retalix Limited (NASDAQ:RTLX) from April 1998 through March 2000. Mr. Bauer studied Business Administration at the University of Western Ontario from 1991 through 1993.

Committees of the Board

All proceedings of our board of directors were conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the corporate laws of the State of Nevada and the bylaws of our company, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

Our company currently does not have nominating, compensation or audit committees or committees performing similar functions nor does our company have a written nominating, compensation or audit committee charter. Our board of directors does not believe that it is necessary to have such committees because it believes that the functions of such committees can be adequately performed by the board of directors.

Our company does not have any defined policy or procedure requirements for shareholders to submit recommendations or nominations for directors. The board of directors believes that, given the early stage of our development, a specific nominating policy would be premature and of little assistance until our business operations develop to a more advanced level. Our company does not currently have any specific or minimum criteria for the election of nominees to the board of directors and we do not have any specific process or procedure for evaluating such nominees. The board of directors assesses all candidates, whether submitted by management or shareholders, and makes recommendations for election or appointment.

A shareholder who wishes to communicate with our board of directors may do so by directing a written request addressed to our Chief Executive Officer, at the address appearing on the first page of this current report.

Audit Committee Financial Expert

Our board of directors has determined that we do not have a board member that qualifies as an "audit committee financial expert" as defined in Item 401(e) of Regulation S-B, nor do we have a board member that qualifies as "independent" as the term is used in Item 7(d)(3)(iv)(B) of Schedule 14A under the Securities Exchange Act of 1934, as amended, and as defined by Rule 4200(a)(14) of the NASD Rules.

We believe that our board of directors is capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. The board of directors of our company does not believe that it is necessary to have an audit committee because our company believes that the functions of an audit committees can be adequately performed by our board of directors. In addition, we believe that retaining an independent director who would qualify as an "audit committee financial expert" would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development.

Family Relationships

There are no family relationships between any of our directors, executive officers and proposed directors or executive officers.

Involvement in Certain Legal Proceedings

None of our directors, executive officers, promoters or control persons have been involved in any of the following events during the past five years:

1.	any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

2.	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

3.

being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

4.

being found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Code of Ethics

We have not yet adopted a corporate code of ethics. Our board of directors is considering, over the next year, establishing a code of ethics to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code.

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors and persons who own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common stock and other equity securities, on Forms 3, 4 and 5 respectively. Executive officers, directors and greater than 10% shareholders are required by the Securities and Exchange Commission regulations to furnish us with copies of all Section 16(a) reports they file.

To the best of our knowledge, all executive officers, directors and greater than 10% shareholders filed the required reports in a timely manner.

Item 10. Executive Compensation.

Executive Compensation

The particulars of compensation paid to the following persons: (i) our chief executive officer; (ii) each of our four most highly compensated executive officers who were serving as executive officers at the end of the most recently completed financial year ended August 31, 2006, and whose total salary and bonus exceeds $100,000 per year; and (iii) any additional individuals for whom disclosure would have been provided under (ii) but for the fact that the individual was not serving as our executive officer at the end of the most recently completed financial year who we will collectively refer to as the named executive officers, of our three most recently completed fiscal years ended August 31, 2006, are set out in the following summary compensation table.

		Annual Compensation			Long Term Compensation		Pay- outs
Name and Principal Position	Year	Salary	Bonus	Other Annual Compen- sation	Securities Under Options/ SAR's Granted	Restricted Shares or Restricted Share Units	LTIP Pay- outs
Dan Bauer (1) President, Secretary, Treasurer and Director	2006 2005 2004	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil
Jinhu Zhang(2) Past President and Director	2006 2005 2004	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil
Chunjin Xu (3) past chief technological officer and director	2006 2005 2004	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil

(1)	Dan Bauer was appointed as a Director on May 18, 2006 and as our President, Secretary and Treasurer on August 14, 2006.

(2)	Jinhu Zhang resigned as our President and a Director effective August 14, 2006.

(3)	Chunjin Xu resigned as our Chief Technological Officer and a Director effective August 14, 2006.

Stock Option Plan

Currently, our company does not have a stock option plan in favor of any director, officer, consultant or employee of our company.

Stock Options/SAR Grants

Our company did not grant any options or stock appreciation rights during the year ended August 31, 2006.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Values

There were no options exercised during the year ended August 31, 2006.

Directors Compensation

We reimburse our directors for expenses incurred in connection with attending board meetings but did not pay director's fees or other cash compensation for services rendered as a director during the year ended August 31, 2006.

We have no present formal plan for compensating our directors for their service in their capacity as directors. Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors. The board of directors may award special remuneration to any director undertaking any special services on behalf of our company other than services ordinarily required of a director. Members of special or standing committees may be allowed similar reimbursement and compensation for attending committee meetings.

Certain Relationships and Related Transactions

We have not been a party to any transaction, proposed transaction, or series of transactions since February 2, 2005 (inception) to August 31, 2006, in which the amount involved exceeded $60,000, and in which, to our knowledge, any of the following persons had, or is to have, a direct or indirect material interest: a director or executive officer of our company; a nominee for election as a director of our company; a beneficial owner of more than five percent of the outstanding shares of our common stock; or any member of the immediate family of any such person.

Indebtedness of Directors, Senior Officers, Executive Officers and Other Management

None of the directors or executive officers of our company or any associate or affiliate of our company since February 2, 2005 (inception) to August 31, 2006, is or has been indebted to our company by way of guarantee, support agreement, letter of credit or other similar agreement or understanding currently outstanding.

Dividends

We have not paid dividends on our common stock in the past and do not anticipate paying dividends in the near future. We intend to retain earnings, if any, for use in our business and do not anticipate paying any cash dividends. Our directors will determine if and when dividends should be declared and paid in the future based on our financial position at the relevant time. All of our shares of common stock are entitled to an equal share in any dividends declared and paid.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of November 10, 2006, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Dan Bauer 2 Sheraton Street London, W1F 8BH United Kingdom	37,500,000 common shares	59.08%
Directors and Executive Officers as a Group	37,500,000 common shares	59.08%

(1) Based on 63,475,000 shares of common stock issued and outstanding as of November 10, 2006. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.

Item 12. Certain Relationships and Related Transactions.

Other than as described under the heading “Executive Compensation”, or as set forth below, there are no material transactions with any of our directors, officers or control person that have occurred during the last fiscal year.

Except as otherwise indicated, we have not been a party to any transaction, proposed transaction, or series of transactions in which the amount involved exceeds $60,000, and in which, to our knowledge, any of our directors, officers, five percent beneficial security holder, or any member of the immediate family of the foregoing persons has had or will have a direct or indirect material interest.

Item 13. Exhibits.

Exhibit No.	Description

3.1*	Articles of Incorporation

3.2*	Bylaws

3.3**	Articles of Merger

4.1*	Specimen ordinary share certificate

31.1	Rule 13(a) 14 (a)/15(d) - 14(a) Certification

32.1	Section 1350 Certification

*	Incorporated by reference to same exhibit filed with the Company's Registration Statement on Form SB-2 dated November 2, 2005.

**	Incorporated by reference to exhibit 99.1 with the Company’s current report on Form 8-K dated June 23, 2006.

Item 14. Principal Accountant Fees and Services

The board of directors has considered whether the regulatory provision of non-audit services is compatible with maintaining the principal independent accountant’s independence.

Audit fees

During the fiscal years ended August 31, 2006 and 2005, the Company incurred approximately $14,000 in fees with its principal independent accountant for professional services rendered in connection with the audit of the Company’s financial statements and review of the Company’s first annual report filed on Form 10K-SB.

Financial Information Systems Design and Implementation Fees

During the fiscal year ended August 31, 2006, the Company did not incur any fees for professional services rendered by its principal independent accountant for any information technology services which may include, but is not limited to, operating or supervising or managing the Company’s information or local area network or designing or implementing a hardware or software system that aggregate source data underlying the financial statements.

All Other Fees

During fiscal year ended August 31, 2006, the Company incurred no other fees for professional services rendered by its principal independent accountant in the areas of other non-assurance services which may include, but are not limited to, tax-related services, actuarial services or valuation services.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LUSORA HEALTHCARE SYSTEMS INC.

By:	/s/ Dan Bauer
Dan Bauer, President
(Sole Director and Sole Principal Executive Officer)

Date: November 20, 2006