Form 10QSB
period 2006-11-30
Lusora Healthcare Systems Inc.
filed 2007-01-22
CIK 1343254

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2006

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from __________to __________

Commission file number 333-129393

LUSORA HEALTHCARE SYSTEMS INC.
(Exact name of small business issuer as specified in its charter)

Nevada	20-5854735
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2802 Flintrock Trace, Suite 221, Austin, TX 78738
(Address of principal executive offices)

512-371-4171
(Issuer's telephone number)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes [X] No [   ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 56,975,000 common shares issued and outstanding as of January 18, 2007

Transitional Small Business Disclosure Format (Check one): Yes [   ] No [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [   ] No [ X ]

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

These financial statements have been prepared by Lusora Healthcare Systems Inc. without audit, pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with such SEC rules and regulations. In the opinion of management, the accompanying statements contain all adjustments necessary to present fairly the financial position of the Company as of November 30, 2006, and its results of operations and its cash flows for the three month period ended November 30, 2006 and for the period from inception (February 2, 2005) to November 30, 2006. The results for these interim periods are not necessarily indicative of the results for the entire year. The accompanying unaudited interim consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto filed as a part of the Company’s Form 10K-SB filed on November 20, 2006 and Form 8-Ks filed on November 29 and 30, 2006.

LUSORA HEALTHCARE SYSTEMS, INC.
(Formerly Comtrix Inc)
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	November 30,	August 31,
	2006	2006
	(Unaudited)	(Audited)

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$381,740	$90,994
Other receivables	6,748	4,400
Prepaid expenses	31,876	220
	420,364	95,614

RESTRICTED CASH	9,845	9,561

EQUIPMENT (Note 3)	8,836	5,553

	$439,045	$110,728

LIABILITIES

CURRENT LIABILITIES
Accounts payable and accrued liabilities	104,370	69,442
Due to related parties (Note 4)	22,155	118,680

	126,525	188,122

STOCKHOLDERS' EQUITY

COMMON STOCK (Notes 2 and 5)
1,875,000,000 shares authorized at $0.001 par value
56,975,000 issued and outstanding	56,975	31,000
(August 31, 2006 - 31,000,000)

ADDITIONAL PAID IN CAPITAL	1,363,190	870,217

DEFICIT ACCUMULATED DURING DEVELOPMENT STAGE	(1,107,645)	(978,611)

	312,520	(77,394)

	$439,045	$110,728
GOING CONCERN (Note 1)
COMMITMENTS (Note 8)

The accompanying notes are an integral part of these interim consolidated financial statements.

LUSORA HEALTHCARE SYSTEMS, INC.
(Formerly Comtrix Inc)
(A Development Stage Company)
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

			Cumulative from
			October 16, 2003
	Three Months Ended November 30,		(Inception) to
	2006	2005	November 30, 2006

OPERATING EXPENSES
Audit and accounting	$4,595	$-	$15,000
Consulting fees	-	-	-
Depreciation	739	695	6,291
Foreign exchange (gain) loss	(23)	(462)	3,072
Interest expense	1,271	2,580	14,130
Investor relations	-	-	359
Marketing and product promotion	-	1,966	31,125
Office and general administration	7,327	904	53,295
Product development	36,160	55,691	630,828
Legal fees	-	17,690	31,373
Salaries and management fees	49,653	-	292,860
Travel and entertainment	25,282	8,058	25,282
Telephone and internet	4,030	-	4,030

	129,034	87,122	1,107,645

NET LOSS	$(129,034)	$(87,122)	$(1,107,645)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING	63,197,802	31,000,000

The accompanying notes are an integral part of these interim consolidated financial statements

LUSORA HEALTHCARE SYSTEMS INC.
(Formerly Comtrix Inc)
(A Development Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(Unaudited)

	Common Stock		Additional		Total
			Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity (Def'y)

Balance - October 16, 2003 (Date of Inception)	-	$-	$-	$-	$-
Issuance of stock for cash at $0.001 per share	1	-	-	-	-
Net loss				(150,261)	(150,261)
Balance - August 31, 2004	1	-	-	(150,261)	(150,261)
Issuance of stock for debt settlement	18,374,999	18,375	-	-	18,375
Net loss				(491,574)	(491,574)
Balance August 31, 2005	18,375,000	18,375	-	(641,835)	(623,460)
Issuance of stock for services at $0.001 per share	3,000,000	3,000	-	-	3,000
Issuance of stock for loan conversion at $0.05 per share	1,875,000	1,875	92,435	-	94,310
Issuance of stock for loan conversion at $0.10 per share	7,750,000	7,750	777,782	-	785,532
Net loss	-	-	-	(336,776)	(336,776)
Balance August 31, 2006 (Audited)	31,000,000	31,000	870,217	(978,611)	(77,394)
Cancellation of shares returned to treasury	(925,000)	(925)			(925)
Recapitalization transactions
Shares of LHCS	63,475,000	63,475	761,525	-	825,000
Cancellation of shares of LHCS held by major shareholder	(36,575,000)	(36,575)	36,575	-	-
Recapitalization adjustment (Note 2)			(305,127)	-	(305,127)
Net loss				(129,034)	(129,034)
Balance November 30, 2006 (Unaudited)	56,975,000	$56,975	$1,363,190	$(1,107,645)	$312,520

The accompanying notes are an integral part of these interim consolidated financial statements.

LUSORA HEALTHCARE SYSTEMS, INC.
(Formerly Comtrix Inc)
(A Development Stage Company)
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

			Cumulative from
			October 16, 2003
	Three Months Ended November 30,		(Inception) to
	2006	2005	November 30, 2006

CASH FLOWS PROVIDED BY (USED IN )

OPERATING ACTIVITIES
Net loss	$(129,034)	$(87,122)	$(1,107,645)
Non-cash items included in net loss
Depreciation	739	695	6,291
Stock based operating expenses	-	-	2,450
Changes in non-cash working capital
Other receivables	(2,348)	(2,304)	(6,748)
Prepaid expenses	(6)	-	(226)
Accounts payable and accrued liabilities	(49,167)	(18,639)	20,276

	(179,816)	(107,370)	(1,085,602)

INVESTING ACTIVITIES
Restricted cash	(284)	-	(9,845)
Purchase of computer equipment	(1,610)	-	(12,716)

	(1,894)	-	(22,561)

FINANCING ACTIVITIES
Advances from related parties	120,820	173,398	1,138,267
Net cash acquired on recapitalization	351,636	-	351,636

	472,456	173,398	1,489,903

INCREASE IN CASH	290,746	66,028	381,740

CASH AND CASH EQUIVALENTS, BEGINNING	90,994	24,098	-

CASH AND CASH EQUIVALENTS, ENDING	$381,740	$90,126	$381,740

Supplemental information
Cash paid for:
Interest	$1,271	$2,580	$14,130
Income taxes	-	-
Non cash items: (See Note 6)

The accompanying notes are an integral part of these interim consolidated financial statements.

LUSORA HEALTHCARE SYSTEMS, INC.
(Formerly Comtrix, Inc)
(A Development Stage Company)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
November 30, 2006
(Unaudited)

1.      NATURE OF BUSINESS AND CONTINUANCE OF OPERATIONS

Lusora Healthcare Systems, Inc (the “Company” or “LHCS”) (formerly Comtrix Inc.) was incorporated in the State of Nevada on February 2, 2005. Effective June 23, 2006, the Company merged with Lusora Corp., a private Nevada corporation, for the sole purpose of effecting a name change to Lusora Healthcare Systems Inc. and better reflect the intended future direction and business of the Company. The Company was the surviving entity. By virtue of the merger each share of common stock of Lusora Corp. outstanding immediately prior to the merger with a par value of $0.001 per share was changed and converted into one common share of the common stock of the Company at par value of $0.001 per share. In addition, on June 23, 2006 the Company effected a twenty five for one stock split of its authorized, issued and outstanding common stock resulting in all share and per share information in these unaudited interim consolidated financial statements being presented as if the stock split took place at the beginning of all periods presented.

On November 30, 2006, the Company completed the acquisition of 100% of the issued and outstanding common stock of Lusora Inc, a private Nevada corporation, and its wholly-owned subsidiary, Lusora Limited, a private United Kingdom company, (together called “LUS”) pursuant to a share exchange agreement entered into with the shareholders of LUS (See Note 2).

Lusora Inc. was incorporated in the State of Nevada on October 16, 2003 as Cellular Security & Surveillance, Inc. and changed its name to Lusora Inc on March 3, 2006. Its wholly-owned subsidiary, Lusora Limited, was incorporated in the United Kingdom on November 1, 2005. Through its acquisition of LUS, the Company is now in the wireless security business, currently designing and developing a unique, affordable, and easy to use electronic monitoring system to protect the independent lifestyle of elderly persons while enabling relatives and professional care givers to stay in constant contact.

Going concern
These unaudited interim consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at November 30, 2006, the Company continues as a development stage enterprise and has a working capital of $293,839 and has incurred losses since inception of $1,107,645. Further losses are anticipated in the development of its business and there can be no assurance the Company will be able to achieve or maintain profitability. The continuing operations of the Company and the recoverability of the carrying value of its assets is dependent upon the ability of the Company to obtain the necessary financing to fund its working capital requirements, and upon future profitable operations. There is no assurance that capital will be available as necessary to meet the Company’s working capital requirements or, if the capital is available, that it will be on terms acceptable to the Company. Management intends to finance operating costs over the next twelve months with existing cash on hand and seek additional capital through equity offerings. The accompanying unaudited interim consolidated financial statements do not include any adjustments relative to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

LUSORA HEALTHCARE SYSTEMS, INC.
(Formerly Comtrix, Inc)
(A Development Stage Company)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
November 30, 2006
(Unaudited)

Unaudited Interim Consolidated Financial Statements

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They may not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended August 31, 2006 included in the Company’s form 10-KSB filed with the Securities and Exchange Commission. The unaudited interim consolidated financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended November 30, 2006 are not necessarily indicative of the results that may be expected for the year ending August 31, 2007.

2.      SHARE EXCHANGE AGREEMENT WITH THE SHAREHOLDERS OF LUSORA, INC.

On November 30, 2006, the Company completed the acquisition of 100% of the issued and outstanding common stock of LUS pursuant to a share exchange agreement (the “Agreement”) with the shareholders of LUS. In accordance with the Agreement, the Company cancelled 36,575,000 common shares owned by a present director and major shareholder without consideration and issued 30,075,000 common shares to the former shareholders of LUS. This was done in exchange for the acquisition by the Company of all 30,075,000 of the issued and outstanding common shares of LUS on a share-for-share basis. There was no cash involved in the transaction.

After the closing, the Company had 56,975,000 common shares issued and outstanding, of which 31,000,000 common shares were held by the former shareholders of LUS, resulting in LUS shareholders holding 54.4% of the issued and outstanding common shares of the Company. Accordingly, the share exchange was deemed to be a corporate reorganization and was accounted for as a recapitalization of LUS, which is similar to reverse acquisition accounting, whereby LUS is treated as the accounting parent (legal subsidiary) and LHCS is treated as the accounting subsidiary (legal parent). This means the consolidated results of operations of LHCS going forward will include those of LUS for the period from its inception on October 16, 2003 and those of LHCS from the closing date of the recapitalization on November 30, 2006. LUS, the acquired entity, is regarded as the predecessor and continuing entity as of November 30, 2006. The fiscal year end of both LUS and LHCS is August 31.

The recapitalization adjustment of $305,127 was charged to additional paid-in capital on consolidation and is comprised of the following LHCS equity amounts:

Accumulated deficit from date of inception (February 2, 2005)
to August 31, 2006	$(158,805)
Loss for three months ended November 30, 2006 prior to
the corporate reorganization	(154,322)
Donated capital	8,000
Total recapitalization adjustment	$(305,127)

LUSORA HEALTHCARE SYSTEMS, INC.
(Formerly Comtrix, Inc)
(A Development Stage Company)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
November 30, 2006
(Unaudited)

3.      EQUIPMENT

	November 30, 2006	August 31, 2006

Computer equipment	$15,130	$11,106
Less: accumulated depreciation	(6,294)	(5,553)

Net book value	$8,836	$5,553

4.      RELATED PARTY TRANSACTIONS

At November 30, 2006, the Company owed $22,155 to a Company director, which amount is unsecured, non-interest bearing and repayable on demand. At August 31, 2006, LUS owed $118,680 to the Company, which amount was unsecured, non-interest bearing and repayable on demand, and is now eliminated on consolidation following the corporate reorganization.

During the three months ended November 30, 2006, the Company’s directors and officers were paid management fees of $71,329 of which $21,676 was recorded as product development expenses. The comparative figures for November 30, 2005 were $17, 332 and $17,332 respectively.

All related party transactions are conducted in the ordinary course of business and measured at the exchange amount, which is the consideration established and agreed to by the related parties.

5.      COMMON STOCK

Common Shares

The changes in common stock during the three months ended November 30, 2006 are presented below.

(i)	The Company cancelled 925,000 common shares without consideration held by a former director prior to the corporate reorganization.

(ii)

the Company issued 30,075,000 common shares to the former shareholders of LUS and cancelled 36,075,000 common shares without consideration held by a present director and major shareholder in exchange for 100% of the shares of LUS pursuant to a share exchange

Stock Purchase Warrants

At November 30, 2006, the Company had 975,000 share purchase warrants outstanding (August 31, 2006 – 400,000) for the purchase of 975,000 common shares. The following table provides continuity of the Company warrants issued and outstanding during the three months ended November 30, 2006:

LUSORA HEALTHCARE SYSTEMS, INC.
(Formerly Comtrix, Inc)
(A Development Stage Company)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
November 30, 2006
(Unaudited)

		Number of		Number of
		Shares		Shares
	Exercise	Issuable at Aug		Issuable at
Expiry Date	Price	31, 2006	Issued	Nov 30, 2006

July 31, 2008	$1.00	400,000		400,000
Sept 25, 2008	$2.00		500,000	500,000
Nov 22, 2006	$2.00		75,000	75,000

Stock Options

At November 30, 2006, the Company had not issued any stock options.

6.      NON-CASH INVESTING AND FINANCING ACTIVITIES

During the three months ended November 30, 2006, the Company issued 30,075,000 common shares to the former shareholders of LUS pursuant to a share exchange agreement with the shareholders of LUS (See Note 2). As part of the share exchange agreement, the net assets of LHCS acquired by LUS amounted to $549,948 as of November 30, 2006 as follows:

Cash and cash equivalents	$351,638
Prepaid expenses	31,650
Equipment	2,412
Investment in LUS (eliminated on consolidation)	30,075
Due from related parties (most eliminated on consolidation)	218,270
Less: Accounts payable and accrued liabilities	(84,097)
Net assets acquired	$549,948

7.      INCOME TAXES

As of November 30, 2006, the Company had accumulated non-capital loss carry-forwards of approximately $1,108,000, which are available to reduce taxable income in future taxation years. These losses begin to expire in 2028 after a carry forward period of 25 years. The Company is required to compute the deferred tax benefits from non-capital loss carry-forwards. However, due to the uncertainty of realization of these loss carry-forwards, a full valuation allowance has been provided for this deferred tax asset.

LUSORA HEALTHCARE SYSTEMS, INC.
(Formerly Comtrix, Inc)
(A Development Stage Company)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
November 30, 2006
(Unaudited)

The components of the deferred tax asset are shown below as of:

	November 30, 2006	August 31, 2006

Non-capital tax loss carry forwards	$ 1,108,000	$ 970,000
Statutory tax rate	35%	35%
Effective tax rate	–	–
Deferred tax asset	387,800	339,000
Less: valuation allowance	(387,800)	(339,000)

Net deferred tax asset	$ –	$ –

8.      COMMITMENTS

Employment contracts with Company officers and directors

The Company has entered into employment contracts with four officers, three of whom are also directors. The total annual compensation commitment is $502,000 plus bonuses payable to the officers based on achieving mutually agreed performance objectives yet to be determined. In addition and pursuant to the contract for one of the officer-directors, the Company is committed to granting stock options equal to 5% of its issued common stock at the closing market price on September 29, 2006 in accordance with the terms and conditions of a yet to be developed stock option plan.

Investor Relations

The Company has entered into an Investor Relations service agreement with Senergy Communications, Inc. for an initial term of six months commencing on October 15, 2006 at a cost of $10,000 per month, half payable in advance and then monthly thereafter.

Directors and Officers Liability Insurance

The Company acquired a Directors and Officers Liability insurance policy with coverage up to $5,000,000 with NASDAQ Insurance Agency for an initial term of twelve months commencing on November 20, 2006 at a cost of $70,000, of which $17,500 was paid as a down payment. The balance is payable at $6,036 per month.

Item 2. Management's Discussion and Analysis or Plan of Operation.

FORWARD-LOOKING STATEMENTS

          This quarterly report contains forward-looking statements as that term is defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors", that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

          Our unaudited interim consolidated financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles. The following discussion should be read in conjunction with our unaudited interim consolidated financial statements and the related notes that appear elsewhere in this quarterly report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this quarterly report, particularly in the section entitled "Risk Factors" of this quarterly report.

          In this quarterly report, unless otherwise specified, all dollar amounts are expressed in United States dollars. All references to "common shares" refer to the common shares in our capital stock.

          As used in this quarterly report, the terms "we", "us", "our" and "Lusora" mean Lusora Healthcare Systems Inc., and our wholly-owned subsidiaries, Lusora Inc. and Lusora Limited, unless otherwise indicated.

Item 2. Management’s Discussion and Analysis or Plan of Operation

Business Development Summary

We were incorporated in the State of Nevada on February 2, 2005 under the name Comtrix Inc. From incorporation until June 2005, our operating activities consisted primarily of developing fingerprint recognition products for residential buildings in China. We were not successful in implementing our business plan. As management of our company investigated opportunities and challenges in the business of developing fingerprint recognition products and security for residential buildings in China, management realized that the business did not present the best opportunity for our company to realize value for our shareholders. Accordingly, we abandoned our previous business plan and focused on the identification of suitable businesses with which to enter into a business opportunity or business combination.

On June 23, 2006, we executed a letter of intent with Lusora Inc. wherein the existing stakeholders of Lusora Inc. agreed to exchange issued and outstanding shares of the common stock of Lusora Inc. for the same number of shares of our company.

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

On November 30, 2006 we completed our acquisition of 100% of the issued and outstanding common stock of Lusora Inc., a privately-owned Nevada corporation engaged in developing and commercializing wireless personal security and monitoring solutions, pursuant to a share exchange agreement we had entered into with the shareholders of Lusora Inc.

We are a wireless security company that intends to produce a monitoring and response system for elderly people. We plan to initially target regional markets in the United States and Europe. We also plan to develop other wireless personal security and monitoring products. We are developing a monitoring and response system for elderly people that we expect will consist of four elements: (i) Lusora Intelligent Sensory Architecture called LISA Tags; (ii) LISA Pendants; (iii) the LISA Web Based Platform; and (iv) the LISA Hub. Our monitoring and response platform is being designed to protect the independent lifestyles of elderly persons while enabling relatives and professional caregivers to stay in constant contact. We plan to distribute our products through retailers and through direct sales from our web site.

Plan of Operation

In the next twelve months our primary objective will be to commence commercial operations and continue with the development of our business.

We believe that the primary source of revenue will be future sales of Lusora Inc.’s products in accordance with Lusora Inc.’s business plan. In our management’s opinion, we plan to achieve the following events or milestones in the next twelve months:

  Raise an additional $1,800,000 to take Lusora Inc.’s products from working prototypes through production to the commencement of commercial operations; and,

  Make arrangements with wholesalers to secure a stable and affordable component parts supply for our products.

In our management’s opinion, the estimated operating expenses required to fund our plan of operation for the next twelve months are as follows:

• Continued research and development of the products prior to commercialization	• $200,000
• Marketing the products through traditional advertising media (newspapers, trade publications, etc) and advanced media (targeted electronic mail, internet banner advertising )	• $250,000
• Investor Relations	• $100,000
• Legal, audit and organization fees	• $125,000
• Employee compensation	• $660,000
• Other expenses and working capital requirements	• $465,000
• Total	• $1,800,000

Purchase or Sale of Equipment

We do not expect to purchase or sell any plant or significant equipment. We will lease server space needed for hosting our website and other applications.

Employees

As the company approaches readiness to commence commercial operations we will continually reevaluate the nature and number of employees needed. Our potential staffing requirements are shown in the following table. As our business is not labor intensive we do not anticipate a significant growth in the number of our employees over the following 1-2 years.

LUSORA’s Staffing Plan and Requirements for the next twelve months

Role	Name	Salary
President and CEO	Dan Bauer	$190k
COO	Scott Gurley	$180k
CFO	Julian Lee	$40k
CTO	Derek Barber	$80k
Office Admin	Vacant	$30k
Hardware Engineer	Vacant	$60k
VP, Business Dev	Vacant	$80k

Liquidity and Capital Resources

At November 30, 2006, we had $381,740 in cash and cash equivalents remaining after raising equity financing of $575,000 during the three months ended November 30, 2006. In the opinion of our management, we need to raise additional capital to continue our operations. We will obtain additional funding through either loans from related parties or equity from one or more private placements. We cannot guarantee that additional funding will be available on favorable terms, if at all. If adequate funds are not available, then our ability to expand our operations may be adversely affected.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial position, revenues and expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

Description of Property

Our principal executive office is currently located at 2802 Flintrock Trace, Suite 221, Austin, Texas 78738. We lease these premises at a cost of $1,325 per month. We entered into the lease agreement for a period of six months on November 1, 2006.

Item 3. Controls and Procedures.

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by the quarterly report, being November 30, 2006, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's principal executive officer, principal financial officer and principal operating officer. Based upon that evaluation, our company's principal executive officer, principal financial officer and principal operating officer concluded that our disclosure controls and procedures are effective in timely alerting management to material information relating to us required to be included in our periodic SEC filings as at the end of the period covered by this report. There have been no changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our principal executive officer, principal financial officer and principal operating officer, to allow timely decisions regarding required disclosure.

During our most recently completed fiscal quarter ended November 30, 2006 there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

The term “internal control over financial reporting” is defined as a process designed by, or under the supervision of, our principal executive and principal financial officers, or persons performing similar functions, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

(a)	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

(b)

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of our company are being made only in accordance with authorizations of our management and directors; and

(c)	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On September 25, 2006, we closed a private placement consisting of 500,000 units of our securities at a price of US$1.00 per unit for gross proceeds of $500,000. Each unit consists of one common share in the capital of our company and one common share purchase warrant, with one of such warrant entitling the holder to purchase one share of our common stock at a price of US$2.00 per share. We issued the securities to one (1) non-U.S. person (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

On November 27, 2006, we closed a private placement consisting of 75,000 units of our securities at a price of US$1.00 per unit for gross proceeds of $75,000. Each unit consists of one common share in the capital of our company and one common share purchase warrant, with one of such warrant entitling the holder to purchase one share of our common stock at a price of US$2.00 per share. We issued the securities to one (1) non-U.S. person (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

On November 29 and 30, 2006, in connection with the closing of a share exchange agreement , our company issued 28,200,000 shares of our common stock to the former shareholders of Lusora Inc.. We issued the common shares in transaction in reliance upon exemptions under Regulation S, Regulation D and/or section 4(2) of the Securities Act of 1933.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information

None.

RISK FACTORS

Much of the information included in this quarterly report includes or is based upon estimates, projections or other “forward-looking statements”. Such forward-looking statements include any projections or estimates made by us and our management in connection with our business operations. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions, or other future performance suggested herein. We undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of such statements.

Such estimates, projections or other “forward-looking statements” involve various risks and uncertainties as outlined below. We caution readers of this quarterly report that important factors in some cases have affected and, in the future, could materially affect actual results and cause actual results to differ materially from the results expressed in any such estimates, projections or other “forward-looking statements.” In evaluating us, our business and any investment in our business, readers should carefully consider the following factors.

RISKS RELATED TO OUR BUSINESS

We have had negative cash flows from operations since inception. We will require significant additional financing, the availability of which cannot be assured, and if our company is unable to obtain such financing, our business may fail.

To date, we have had negative cash flows from operations and have depended on sales of our equity securities and debt financing to meet our cash requirements. Our ability to develop and, if warranted, commercialize our technologies, will be dependent upon our ability to raise significant additional financing. If we are unable to obtain such financing, we will not be able to fully develop our business. Specifically, we will need to raise additional funds to:

-      support our planned growth and carry out our business plan;

-      continue to make progress in our product development;

-      protect our intellectual property;

-      hire top quality personnel;

-      address competing technological and market developments; and

-      market and develop our technologies.

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

We have a history of losses and no revenues, which raise substantial doubt about our ability to continue as a going concern.

Since inception, we have incurred aggregate net losses of $1,107,645 from operations. We can offer no assurance that we will ever operate profitably or that we will generate positive cash flow in the future. In addition, our operating results in the future may be subject to significant fluctuations due to many factors not within our control, such as the unpredictability of when customers will order products, the size of customers’ orders, the demand for our products, and the level of competition and general economic conditions.

Our company's operations will be subject to all the risks inherent in the establishment of a developing enterprise and the uncertainties arising from the absence of a significant operating history. No assurance can be given that we may be able to operate on a profitable basis.

Due to the nature of our business and the early stage of our development, our securities must be considered highly speculative. We have not realized a profit from our operations to date and there is little likelihood that we will realize any profits in the short or medium term. Any profitability in the future from our business will be dependent upon the successful commercialization or licensing of our core products, which itself is subject to numerous risk factors as set forth below.

We expect to continue to incur development costs and operating costs. Consequently, we expect to incur operating losses and negative cash flows until our products gain market acceptance sufficient to generate a commercially viable and sustainable level of sales, and/or additional products are developed and commercially released and sales of such products made so that we are operating in a profitable manner. Our history of losses and no revenues raise substantial doubt about our ability to continue as a going concern, as described in the explanatory paragraph in our independent registered public accounting firm's report dated November 9, 2006.

We depend upon a number of third party suppliers for component parts for our products, and any disruption from such suppliers could prevent us from delivering our products to our customers within required timeframes or at scheduled prices, which could result in order cancellations and a decline in sales.

We assemble our products using materials and components procured from a number of third-party suppliers. If we fail to maintain our relationships with these suppliers, we may be unable to assemble our products or our products may be available only at a higher cost or after a long delay. We may be unable to obtain comparable materials and components from alternative suppliers. Our failure to obtain components that meet our quality, quantity, technological and cost requirements in a timely manner may interrupt or impair our ability to assemble our products or it may increase our manufacturing cost. We may be unable to identify new suppliers or qualify their products for use on our production lines in a timely manner and on commercially reasonable terms. Any of these factors could prevent us from delivering our products to our customers within required timeframes, and we may experience order cancellations which would adversely affect our business operations.

Rapid technological changes in our industry could render our products non-competitive or obsolete and consequently affect our ability to generate revenues.

The wireless personal security and monitoring solutions industry is characterized by rapidly changing technology. We believe that our success will depend on our ability to continuously develop our products, to enhance our existing products and to introduce new products promptly into the market. We can make no assurance that our technology or systems will not become obsolete due to the introduction of alternative technologies. If we are unable to continue to develop and introduce new products to meet technological changes and changes in market demands, our business and operating results, including our ability to generate revenues, could be adversely affected.

Currency translation and transaction risk may negatively affect our net sales, cost of sales and gross margins, and could result in exchange losses.

Although our reporting currency is the United States dollar, we intend to conduct our business and incur costs in the local currency of the other countries in which we intend to operate. Changes in exchange rates between foreign currencies and the United States dollar could affect our net sales and cost of sales figures, and could result in exchange losses. In addition, we incur currency transaction risk whenever we enter into either a purchase or a sales transaction using a dollar currency other than the United States.

We may lose our competitiveness if we are not able to protect our proprietary technology and intellectual property rights against infringement, and any related litigation may be time-consuming and costly.

Our success and ability to compete depends to a significant degree on our proprietary technology. If any of our competitors copy or otherwise gain access to our proprietary technology or develop similar technologies independently, we may not be able to compete as effectively. The measures we have implemented to protect our proprietary technology and other intellectual property rights are currently based upon a combination of patent applications and trade secrets. These measures, however, may not be adequate to prevent the unauthorized use of our proprietary technology and our other intellectual property rights. Further, the laws of foreign countries may provide inadequate protection of such intellectual property rights. We may need to bring legal claims to enforce or protect such intellectual property rights. Any litigation, whether successful or unsuccessful, may result in substantial costs and a diversion of our company's resources. In addition, notwithstanding our rights to our intellectual property, other persons may bring claims against us alleging that we have infringed on their intellectual property rights or claims that our intellectual property rights are not valid. Any claims against us, with or without merit, could be time consuming and costly to defend or litigate, divert our attention and resources, result in the loss of goodwill associated with our business or require us to make changes to our technology.

We have not generated any revenues from operations and if we are unable to complete the development of our products, develop market share and generate significant revenues from the commercialization or licensing of our products, our business may fail.

We operate in a competitive industry and our failure to compete effectively and generate income through the commercialization or licensing of our products may adversely affect our ability to generate revenue. There can be no assurance that our new or existing products will gain market acceptance. Management is aware of similar products against which our products will compete. Many of our competitors have greater financial, technical, sales and marketing resources, better name recognition and a larger customer base than ours. In addition, many of our large competitors may offer customers a broader or superior range of services and technologies. Some of our competitors may conduct more extensive promotional activities and offer lower commercialization and licensing costs to customers than we do, which could allow them to gain greater market share or prevent us from establishing and increasing our market share. Increased competition may result in significant price competition, reduced profit margins or loss of market share, any of which may have a material adverse effect on our ability to generate revenues and successfully operate our business. Our competitors may develop technologies superior to those that our company is currently developing. In the future, we may need to decrease our prices if our competitors lower their prices. Our competitors may be able to respond more quickly to new or changing opportunities, technologies and customer requirements. Such competition will potentially affect our chances of achieving profitability, and ultimately affect our ability to continue as a going concern.

If we fail to effectively manage the growth of our company and the commercialization or licensing of our products and technology, our future business results could be harmed and our managerial and operational resources may be strained.

As we proceed with the development of our products, technologies and the expansion of our marketing and commercialization efforts, we expect to experience significant growth in the scope and complexity of our business. We will need to add staff to market our services, manage operations, handle sales and marketing efforts and perform finance and accounting functions. We anticipate that we will be required to hire a broad range of additional personnel in order to successfully advance our operations. This growth is likely to place a strain on our management and operational resources. The failure to develop and implement effective systems, or to hire and retain sufficient personnel for the performance of all of the functions necessary to effectively service and manage our potential business, or the failure to manage growth effectively, could have a material adverse effect on our business and financial condition.

Substantially all of our assets and a majority of our directors and officers are outside the United States, with the result that it may be difficult for investors to enforce within the United States any judgments obtained against us or any of our directors or officers.

Although we are incorporated under the laws of the State of Nevada, United States, a majority of our directors and our officers are nationals and/or residents of countries other than the United States, and all or a substantial portion of such persons’ assets are located outside the United States. As a result, it may be difficult for investors to enforce judgements against us that are obtained in the United States in any action, including actions predicated upon civil liability provisions of federal securities laws. In addition, as the majority of our assets are located outside of the United States, it may be difficult to enforce United States bankruptcy proceedings against us. Under bankruptcy laws in the United States, courts typically have jurisdiction over a debtor's property, wherever it is located, including property situated in other countries. Courts outside of the United States may not recognize the United States bankruptcy court's jurisdiction. Accordingly, you may have trouble administering a United States bankruptcy case involving a Nevada company as debtor with most of its property located outside the United States. Any orders or judgements of a bankruptcy court obtained by you in the United States may not be enforceable.

RISKS RELATED TO OUR COMMON STOCK

A decline in the price of our common stock could affect our ability to raise further working capital, it may adversely impact our ability to continue operations and we may go out of business.

A prolonged decline in the price of our common stock could result in a reduction in the liquidity of our common stock and a reduction in our ability to raise capital. Because we may attempt to acquire a significant portion of the funds we need in order to conduct our planned operations through the sale of equity securities, a decline in the price of our common stock could be detrimental to our liquidity and our operations because the decline may cause investors to not choose to invest in our stock. If we are unable to raise the funds we require for all of our planned operations, we may force us to reallocate funds from other planned uses and may have a significant negative effect on our business plan and operations, including our ability to develop new products and continue our current operations. As a result, our business may suffer and not be successful and we may go out of business. We also might not be able to meet our financial obligations if we cannot raise enough funds through the sale of our common stock and we may be forced to go out of business.

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

Item 6. Exhibits.

Exhibit No.	Description

3.1	Articles of Incorporation

3.2	Bylaws

3.3	Articles of Merger

4.1	Specimen ordinary share certificate

10.1	Lease Agreement

10.2	Form of Subscription Agreement

10.3	Employment Agreement with Scott Gurley

10.4	Employment Agreement with Derek Barber

10.5	Share Exchange Agreement

31.1	Rule 13(a) 14 (a)/15(d) - 14(a) Certification

31.2	Rule 13(a) 14 (a)/15(d) - 14(a) Certification

32.1	Section 1350 Certification

32.2	Section 1350 Certification

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LUSORA HEALTHCARE SYSTEMS INC.

By: /s/ Dan Bauer
Dan Bauer, President, Secretary and Treasurer, Principal Executive Officer
January 22, 2007

LUSORA HEALTHCARE SYSTEMS INC.

By: /s/ Julian Lee
Julian Lee, Principal Financial Officer and Principal Accounting Officer
January 22, 2007