Form 10QSB
period 2007-02-28
Lusora Healthcare Systems Inc.
filed 2007-04-16
CIK 1343254

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2007

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 57,275,000 common shares issued and outstanding as of April 10, 2007

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [ X ]

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

These financial statements have been prepared by Lusora Healthcare Systems Inc. without audit, pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with such SEC rules and regulations. In the opinion of management, the accompanying statements contain all adjustments necessary to present fairly the financial position of the Company as of February 28, 2007, and its results of operations and its cash flows for the three month period ended February 28, 2007 and for the period from inception (February 2, 2005) to February 28, 2007. The results for these interim periods are not necessarily indicative of the results for the entire year. The accompanying unaudited interim consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto filed as a part of the Company’s Form 10-KSB filed on November 20, 2006 and Form 8-K filed on February 21, 2007.

	February 28,	August 31,
	2007	2006
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$269,584	$90,994
Other receivables	8,364	4,400
Prepaid expenses	47,072	220
	325,020	95,614
RESTRICTED CASH	19,639	9,561
EQUIPMENT (Note 3)	8,367	5,553
	$353,026	$110,728
LIABILITIES
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$78,658	$69,442
Due to related parties (Note 4)	27,315	118,680
	105,973	188,122
STOCKHOLDERS' EQUITY

COMMON STOCK (Notes 2 and 5)
1,875,000,000 shares authorized at $0.001 par value
57,275,000 issued and outstanding	57,275	31,000
(August 31, 2006 - 31,000,000)
ADDITIONAL PAID IN CAPITAL	1,662,890	870,217

DEFICIT ACCUMULATED DURING DEVELOPMENT STAGE	(1,473,112)	(978,611)
	247,053	(77,394)
	$353,026	$110,728

COMMITMENTS AND CONTINGENCIES (Notes 1 and 7)

The accompanying notes are an integral part of these interim consolidated financial statements.

LUSORA HEALTHCARE SYSTEMS, INC.
(Formerly Comtrix Inc)
(A Development Stage Company)
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

					Cumulative from
					October 16, 2003
	Three Months Ended February 28,		Six Months Ended February 28,		(Inception) to
	2007	2006	2007	2006	February 28, 2007

OPERATING EXPENSES
Audit and accounting	$23,048	$-	$27,643	$-	$38,048
Depreciation and amortization	977	693	1,716	1,388	7,268
Foreign exchange (gain) loss	3,950	(1,065)	3,927	(1,527)	7,022
Interest expense	2,019	6,603	3,335	9,183	16,270
Interest income	(1,464)	(76)	(1,509)	(76)	(1,585)
Investor relations and transfer agent	49,318	352	49,318	352	49,677
Marketing and product promotion	-	-	-	1,966	31,125
Office and general administration	39,268	1,649	46,595	2,553	92,563
Product development	113,925	13,806	150,085	69,497	744,753
Legal fees	13,423	1,264	13,423	18,954	44,796
Salaries and management fees	74,846	27,540	124,499	27,540	367,706
Travel and entertainment	35,270	10,905	60,552	18,963	60,552
Telecommunications	10,887	1,659	14,917	1,659	14,917

	365,467	63,330	494,501	150,452	1,473,112

NET LOSS	$(365,467)	$(63,330)	$(494,501)	$(150,452)	$(1,473,112)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.01)	$(0.00)	$(0.01)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING	56,991,667	31,000,000	60,111,878	31,000,000

The accompanying notes are an integral part of these interim consolidated financial statements.

LUSORA HEALTHCARE SYSTEMS INC
(Formerly Comtrix Inc)
(A Development Stage Company)
INTERIM CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

	Common Stock		Additional		Total
			Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity

Balance - October 16, 2003 (Date of Inception)	-	$-	$-	$-	$-
Issuance of stock for cash at $0.001 per share	1	-	-	-	-
Net loss				(150,261)	(150,261)
Balance - August 31, 2004	1	-	-	(150,261)	(150,261)
Issuance of stock for cash for debt settlement	18,374,999	18,375		-	18,375
Net loss				(491,574)	(491,574)
Balance August 31, 2005	18,375,000	18,375	-	(641,835)	(623,460)
Issuance of stock for services at $0.001 per share	3,000,000	3,000			3,000
Issuance of stock for loan conversion at $0.05 per share	1,875,000	1,875	92,435		94,310
Issuance of stock for loan conversion at $0.10 per share	7,750,000	7,750	777,782		785,532
Net loss				(336,776)	(336,776)
Balance August 31, 2006 (Audited)	31,000,000	31,000	870,217	(978,611)	(77,394)
Cancellation of shares returned to treasury	(925,000)	(925)			(925)
Recapitalization transactions
Shares of LHCS	63,475,000	63,475	761,525		825,000
Cancellation of shares of LHCS	(36,575,000)	(36,575)	36,575		-
Recapitalization adjustment (Note 2)			(305,127)		(305,127)
Issuance of stock under private placement for cash of $1 per share	300,000	300	299,700		300,000
Net loss				(494,501)	(494,501)
Balance February 28, 2007 (Unaudited)	57,275,000	57,275	1,662,890	(1,473,112)	247,053

The accompanying notes are an integral part of these interim consolidated financial statements.

LUSORA HEALTHCARE SYSTEMS, INC.
(Formerly Comtrix Inc)
(A Development Stage Company)
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

			Cumulative from
			October 16, 2003
	Six Months Ended February 28,		(Inception) to
	2007	2006	February 28, 2007
CASH FLOWS PROVIDED BY (USED IN )

OPERATING ACTIVITIES
Net loss	$(494,501)	$(150,452)	$(1,473,112)
Non-cash items included in net loss
Depreciation	1,716	1,388	7,268
Stock based operating expenses	(925)	1,125	2,450
Changes in non-cash working capital
Other receivables	(3,964)	(2,632)	(8,364)
Prepaid expenses	(15,202)	-	(15,422)
Accounts payable and accrued liabilities	(74,878)	(6,464)	(5,435)

	(587,754)	(157,035)	(1,492,615)

INVESTING ACTIVITIES
Restricted cash	(10,078)	(8,706)	(19,639)
Purchase of computer equipment	(2,119)	-	(13,225)

	(12,197)	(8,706)	(32,864)

FINANCING ACTIVITIES
Advances from related parties	126,905	173,774	1,143,427
Issuance of shares for cash	300,000	-	300,000
Net cash acquired on recapitalization (Note 2)	351,636	-	351,636

	778,541	173,774	1,795,063

INCREASE IN CASH	178,590	8,033	269,584

CASH AND CASH EQUIVALENTS, BEGINNING	90,994	24,098	-

CASH AND CASH EQUIVALENTS, ENDING	$269,584	$32,131	$269,584

Supplemental information
Cash paid for:
Interest	$1,826	$9,107	$14,685
Income taxes	$-	$-	$-
Non cash item:
Loans converted to common stock	$-	$-	$879,842

The accompanying notes are an integral part of these interim consolidated financial statements.

LUSORA HEALTHCARE SYSTEMS, INC.
(Formerly Comtrix, Inc)
(A Development Stage Company)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
February 28, 2006
(Unaudited)

1. NATURE OF BUSINESS AND CONTINUANCE OF OPERATIONS

Lusora Healthcare Systems, Inc (the “Company” or “LHCS”) (formerly Comtrix Inc.) was incorporated in the State of Nevada on February 2, 2005. Effective June 23, 2006, the Company merged with Lusora Corp., a private Nevada corporation, for the sole purpose of effecting a name change to Lusora Healthcare Systems Inc. and better reflect the intended future direction and business of the Company. The Company was the surviving entity. By virtue of the merger each share of common stock of Lusora Corp., outstanding immediately prior to the merger with a par value of $0.001 per share, was changed and converted into one common share of the common stock of the Company at par value of $0.001 per share. In addition, on June 23, 2006 the Company affected a twenty five for one stock split of its authorized, issued and outstanding common stock resulting in all share and per share information in these interim consolidated financial statements being presented as if the stock split took place at the beginning of all periods presented.

On November 30, 2006, the Company completed the acquisition of 100% of the issued and outstanding common stock of Lusora Inc., a private United States corporation, and its wholly-owned subsidiary, Lusora Limited, a private United Kingdom company, (together called “LUS”) pursuant to a share exchange agreement entered into with the shareholders of LUS (See Note 2).

Lusora Inc. was incorporated in the State of Nevada on October 16, 2003 as Cellular Security & Surveillance, Inc. and changed its name to Lusora Inc. on March 3, 2006. Its wholly-owned subsidiary, Lusora Limited, was incorporated in the United Kingdom on November 1, 2005. Through its acquisition of LUS, the Company is now in the wireless security business, currently designing and developing a unique, affordable, and easy to use electronic monitoring system to protect the independent lifestyle of elderly persons while enabling relatives and professional care givers to stay in constant contact.

Going concern

These interim consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of February 28, 2007, the Company continues as a development stage enterprise with working capital of $219,047 and losses incurred since inception of $1,473,112. Further losses are anticipated in the development of its business and there can be no assurance the Company will be able to achieve or maintain profitability. The continuing operations of the Company and the recoverability of the carrying value of its assets is dependent upon the ability of the Company to obtain the necessary financing to fund its working capital requirements, and upon future profitable operations. There is no assurance that capital will be available as necessary to meet the Company’s working capital requirements or, if the capital is available, that it will be on terms acceptable to the Company. Management intends to finance operating costs over the next twelve months with existing cash on hand and seek additional capital through equity offerings. The accompanying interim consolidated financial statements do not include any adjustments relative to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

LUSORA HEALTHCARE SYSTEMS, INC.
(Formerly Comtrix, Inc)
(A Development Stage Company)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
February 28, 2006
(Unaudited)

Unaudited Interim Consolidated Financial Statements

These interim consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions pertaining to Form 10-QSB of Regulation S-B. They may not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended August 31, 2006, included in the Company’s form 10-KSB filed with the Securities and Exchange Commission. The interim consolidated financial statements should be read in conjunction with the financial statements included in the Form 10-KSB. In the opinion of Management, all normal recurring adjustments, considered necessary for fair presentation, have been made. Operating results for the six months ended February 28, 2007 are not necessarily indicative of the results that may be expected for the year ending August 31, 2007.

2. SHARE EXCHANGE AGREEMENT WITH THE SHAREHOLDERS OF LUSORA, INC.

On November 30, 2006, the Company completed the acquisition of 100% of the issued and outstanding common stock of LUS pursuant to a share exchange agreement (the “Agreement”) with the shareholders of LUS. In accordance with the Agreement, the Company cancelled 36,575,000 common shares owned by a present director and shareholder without consideration and issued 30,075,000 common shares to the shareholders of LUS. This was done in exchange for the acquisition by the Company of all 30,075,000 of the issued and outstanding common shares of LUS on a share-for-share basis. There was no cash involved in the transaction.

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

As part of the share exchange agreement, the net assets of LHCS acquired by LUS amounted to $549,946 as of November 30, 2006 as follows:

Cash and cash equivalents	$351,636
Prepaid expenses	31,650
Equipment	2,412
Investment in LUS	30,075
Due from related parties	218,270
Less: Accounts payable and accrued liabilities	(84,097)
Net assets acquired	$549,946

LUSORA HEALTHCARE SYSTEMS, INC.
(Formerly Comtrix, Inc)
(A Development Stage Company)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
February 28, 2006
(Unaudited)

The recapitalization adjustment of $305,127 was charged to additional paid-in capital on consolidation and is comprised of the following LHCS equity amounts:

Accumulated deficit from date of inception (February	$(158,805)
2, 2005 ) to August 31, 2006
Loss for three months ended November 30, 2006	(154,322)
prior to the corporate reorganization
Donated capital	8,000
Total recapitalization adjustment	$(305,127)

3.	EQUIPMENT

	February 28, 2007	August 31, 2006
Computer equipment	$15,640	$11,106
Less: accumulated depreciation	(7,272)	(5,553)

Net book value	$8,367	$5,553

4. RELATED PARTY TRANSACTIONS

At February 28, 2007, the Company owed $27,315 to a director, which amount is unsecured, non-interest bearing and repayable on demand. At August 31, 2006, the Company was owed $118,680 by its subsidiary, LUS, which amount was unsecured, non-interest bearing and repayable on demand, and is now eliminated on consolidation following the corporate reorganization on November 30, 2006.

During the six months ended February 28, 2007, the Company’s directors and officers were paid management fees of $245,438 of which $120,939 was classified as product development expenses. The comparative figures for February 28, 2006 were $55,144 and $27,604 respectively.

All related party transactions are conducted in the ordinary course of business and measured at the exchange amount, which is the consideration established and agreed to by the related parties.

5. COMMON STOCK

Common Shares

The changes in common stock during the six months ended February 28, 2007 are presented below.

(i)	The Company cancelled 925,000 common shares without consideration held by a former director prior to the corporate reorganization;

(ii)

The Company issued 30,575,000 common shares to the former shareholders of LUS and cancelled 36,075,000 common shares without consideration held by a present director and shareholder in exchange for 100% of the shares of LUS pursuant to a share exchange; and

LUSORA HEALTHCARE SYSTEMS, INC.
(Formerly Comtrix, Inc)
(A Development Stage Company)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
February 28, 2006
(Unaudited)

(iii)

The Company issued 300,000 common shares pursuant to a private placement consisting of 300,000 units at a price of $1 per unit. Each unit consists of one common share and one purchase warrant entitling the holder to purchase one additional common share at a price of $1.50 per share for a period of three years expiring February 19, 2010.

Stock Purchase Warrants

At February 28, 2007, the Company had 1,275,000 share purchase warrants outstanding (August 31, 2006 – 400,000) for the purchase of 1,275,000 common shares. The following table provides continuity of the Company warrants issued and outstanding during the six months ended February 28, 2007:

		Number of		Number of
		Shares		Shares
		Issuable at		Issuable at
	Exercise	August 31,		February 28,
Expiry Date	Price	2006	Issued	2006
July 31, 2008	$1.00	400,000		400,000
Sept 25, 2008	$2.00		500,000	500,000
Nov 22, 2006	$2.00		75,000	75,000
Feb 19, 2010	$1.50		300,000	300,000

Totals		400,000	875,000	1,275,000

Stock Options

At February 28, 2007, the Company had not yet created a stock option plan and accordingly no stock options were issued.

6. INCOME TAXES

At February 28, 2007, the Company had accumulated non-capital loss carry-forwards of approximately $1,775,000, which are available to reduce taxable income in future taxation years. These losses begin to expire in 2028 after a carry forward period of 25 years. The Company is required to compute the deferred tax benefits from non-capital loss carry-forwards. However, due to the uncertainty of realization of these loss carry-forwards, a full valuation allowance has been provided for this deferred tax asset.

LUSORA HEALTHCARE SYSTEMS, INC.
(Formerly Comtrix, Inc)
(A Development Stage Company)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
February 28, 2006
(Unaudited)

7. COMMITMENTS

(i) Contracts with Company officers, directors and consultants

The Company has entered into employment contracts with four officers, three of whom are also directors, and two consultants. The total annual compensation commitment is $612,000 plus bonuses payable to the officers based on achieving mutually agreed performance objectives yet to be determined. In addition, pursuant to the contract for one of the officer-directors and subject to Board approval, the Company is committed to granting stock options equal to 5% of its issued common stock at the closing market price on September 29, 2006 in accordance with the terms and conditions of a stock option plan, yet to be created.

(ii) Contracts with third party service companies

During the six months ended February 28, 2007, the Company entered into four service contracts for Investor Relations, Head Office Rental, Directors’ and Officers Liability Insurance and Market Research Services covering a six to twelve month period. The total cost was $172,600 of which $65,500 was required as down payment with the balance payable over the period ending August 31, 2007.

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

Business Development Summary

We were incorporated in the State of Nevada on February 2, 2005 under the name Comtrix Inc. From incorporation until June 2005, our operating activities consisted primarily of developing fingerprint recognition products for residential buildings in China. We were not successful in implementing our business plan. As management of our company investigated opportunities and challenges in the business of developing fingerprint recognition products and security for residential buildings in China, it determined that the business did not present the best opportunity for our company to realize value for our shareholders. Accordingly, we abandoned our previous business plan and focused on the identification of suitable businesses with which to enter into a business opportunity or business combination.

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

Plan of Operation

During the next twelve months, our primary objective will be to commence commercial operations and continue with the development of our business.

We believe that the primary sources of revenue will be the sales of our equity securities and in future, the sale of our future products that are currently in development. In our management’s opinion, we plan to achieve the following events or milestones in the next twelve months:

Raise an additional $1,500,000 to take Lusora Inc.’s products from working prototypes through production to the commencement of commercial operations; and,

Make arrangements with wholesalers to secure a stable and affordable component parts supply for our products.

In our management’s opinion, the estimated operating expenses required to fund our plan of operation for the next twelve months are as follows:

Continued research and development of the products prior to commercialization	$200,000
Marketing the products through traditional advertising media (newspapers, trade publications, etc) and advanced media (targeted electronic mail, internet banner advertising )	$250,000
Investor Relations	$100,000
Legal, audit and organization fees	$125,000
Employee compensation	$660,000
Other expenses and working capital requirements	$465,000
Total	$1,800,000

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

LUSORA’s Staffing Plan and Requirements for the next twelve months

Role	Name	Salary
President and CEO	Dan Bauer	$190k
COO	Scott Gurley	$180k
CFO	Julian Lee	$40k
CTO	Derek Barber	$80k
VP, Business Development	Jeff Kidder	$137.5K
Office Admin	Filled	$36k

Liquidity and Capital Resources

At February 28, 2007, we had $269,584 in cash and cash equivalents remaining after raising equity financing of $300,000 during the three months ended February 28, 2007. In the opinion of our management, we need to raise additional capital to continue our operations. We will obtain additional funding through either loans from related parties or equity from one or more private placements. We cannot guarantee that additional funding will be available on favorable terms, if at all. If adequate funds are not available, then our ability to expand our operations may be adversely affected.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial position, revenues and expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

Description of Property

Our principal executive office is currently located at 2802 Flintrock Trace, Suite 221, Austin, Texas 78738. We lease these premises at a cost of $1,325 per month. We entered into the lease agreement for a period of six months on November 1, 2006 and we expect to renew the lease for a further 4 months to begin on May 1, 2007.

Item 3. Controls and Procedures.

As required by Rule 13a-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures as of the end of the period covered by this quarterly report, being February 28, 2007. This evaluation was carried out under the supervision and with the participation of our company’s management, including our company’s president and chief executive officer and our company’s chief financial officer. Based upon that evaluation, our company’s president and chief executive officer and company’s chief financial officer concluded that our company’s disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no changes in our internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our company’s reports filed under the Exchange Act is accumulated and communicated to management, including our company’s president and chief executive officer and company’s chief financial officer as appropriate, to allow timely decisions regarding required disclosure.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On February 20, 2007, we closed a private placement consisting of 300,000 units of our securities at a price of US$1.00 per unit for gross proceeds of $300,000. Each unit consists of one common share in the capital of our company and one common share purchase warrant, with one of such warrant entitling the holder to purchase one share of our common stock at a price of US$1.50 per share.

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

  support our planned growth and carry out our business plan;
  continue to make progress in our product development;
  protect our intellectual property;
  hire top quality personnel;
  address competing technological and market developments; and
  market and develop our technologies.

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

Since inception, we have incurred aggregate net losses of $1,473,112 from operations. We can offer no assurance that we will ever operate profitably or that we will generate positive cash flow in the future. In addition, our operating results in the future may be subject to significant fluctuations due to many factors not within our control, such as the unpredictability of when customers will order products, the size of customers’ orders, the demand for our products, and the level of competition and general economic conditions.

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

Item 6. Exhibits.

Exhibit No.	Description
3.1	Articles of Incorporation
3.2	Bylaws
3.3	Articles of Merger
4.1	Specimen ordinary share certificate
10.1	Lease Agreement
10.2	Form of Subscription Agreement
10.3	Employment Agreement with Scott Gurley
10.4	Employment Agreement with Derek Barber
10.5	Share Exchange Agreement
10.6	Employment Agreement with Jeff Kidder
31.1*	Rule 13(a) 14 (a)/15(d) - 14(a) Certification – CEO
31.2*	Rule 13(a) 14 (a)/15(d) - 14(a) Certification – CFO
32.1*	Section 1350 Certification – CEO
32.2*	Section 1350 Certification – CFO

*	Attached herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LUSORA HEALTHCARE SYSTEMS INC.

By: /s/ Dan Bauer
Dan Bauer, President, Secretary and Treasurer, Principal Executive Officer
April 13, 2007

LUSORA HEALTHCARE SYSTEMS INC.

By: /s/ Julian Lee
Julian Lee, Principal Financial Officer and Principal Accounting Officer
April 13, 2007