Form 10QSB
period 2007-05-31
Lusora Healthcare Systems Inc.
filed 2007-07-16
CIK 1343254

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2007

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  57,627,113 common shares issued and outstanding as of July 3, 2007

Transitional Small Business Disclosure Format (Check one):	Yes [	]	No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [	]	No [ X ]

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

These financial statements have been prepared by Lusora Healthcare Systems Inc. without audit, pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with such SEC rules and regulations. In the opinion of management, the accompanying statements contain all adjustments necessary to present fairly the financial position of the Company as of May 31, 2007, and its results of operations and its cash flows for the three and nine month periods ended May 31, 2007 and for the period from inception (February 2, 2005) to May 31, 2007. The results for these interim periods are not necessarily indicative of the results for the entire year. The accompanying unaudited interim consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto filed as a part of the Company’s Form 10-KSB filed on November 20, 2006.

LUSORA HEALTHCARE SYSTEMS, INC.

(Formerly Comtrix, Inc)

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

	May 31,	August 31,
	2007	2006
	(Unaudited)	(Audited)

ASSETS

CURRENT ASSETS
Cash	$183,483	$90,994
Other receivables	9,600	4,400
Prepaid expenses	52,776	220
	245,859	95,614

RESTRICTED CASH	-	9,561

OFFICE EQUIPMENT, net	8,838	5,553

	$254,697	$110,728

LIABILITIES

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$131,051	$69,442
Due to related parties (Note 2)	24,704	118,680

	155,755	188,122

STOCKHOLDERS' EQUITY

COMMON STOCK (Note 3)
1,875,000,000 shares authorized at $0.001 par value
57,627,113 issued and outstanding	57,627	31,000
(August 31, 2006 - 31,000,000)

ADDITIONAL PAID IN CAPITAL	1,862,538	870,217

DEFICIT ACCUMULATED DURING DEVELOPMENT STAGE	(1,821,223)	(978,611)

	98,942	(77,394)

	$254,697	$110,728

COMMITMENTS AND CONTINGENCIES (Notes 1 and 3)

The accompanying notes are an integral part of these consolidated financial statements.

LUSORA HEALTHCARE SYSTEMS, INC.

(Formerly Comtrix, Inc)

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

					Cumulative from
					October 16, 2003
	Three Months Ended May 31,		Nine Months Ended May 31,		(Inception) to
	2007	2006	2007	2006	May 31, 2007

OPERATING EXPENSES
Audit and accounting	$ 23,718	$ -	$ 51,361	$ -	$ 61,766
Depreciation and amortization	1,075	694	2,791	2,082	8,343
Foreign exchange (gain) loss	(2,347)	2,283	1,580	756	4,675
Interest expense	2,031	478	5,366	9,661	18,301
Interest income	(802)	(101)	(2,311)	(177)	(2,387)
Investor relations and transfer agent	49,285	2	98,603	354	98,962
Marketing and product promotion	5,000	-	5,000	1,966	36,125
Office and general administration	36,411	2,813	83,006	5,366	128,974
Product development	115,966	21,751	266,051	110,127	860,719
Legal fees	18,679	89	32,102	164	63,475
Salaries and management fees (Note 2)	90,402	31,237	214,901	58,777	458,108
Travel and entertainment	(4,221)	20,047	56,331	39,010	56,331
Telecommunications	12,914	7,509	27,831	9,168	27,831

	348,111	86,802	842,612	237,254	1,821,223

NET LOSS	(348,111)	(86,802)	(842,612)	(237,254)	(1,821,223)

DEFICIT, BEGINNING	(1,473,112)	(728,957)	(978,611)	(641,835)	-

DEFICIT, ENDING	$ (1,821,223)	$ (815,759)	$ (1,821,223)	$ (879,089)	$ (1,821,223)

BASIC AND DILUTED NET LOSS PER SHARE	$ (0.01)	$ (0.00)	$ (0.01)	$ (0.01)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING-BASIC AND DILUTED	57,333,686	31,000,000	59,175,208	31,000,000

The accompanying notes are an integral part of these consolidated financial statements.

LUSORA HEALTHCARE SYSTEMS, INC.

(Formerly Comtrix, Inc)

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

			Cumulative from
			October 16, 2003
	Nine Months Ended May 31,		(Inception) to
	2007	2006	May 31, 2007
CASH FLOWS PROVIDED BY (USED IN )

OPERATING ACTIVITIES
Net loss	$(842,612)	$(237,254)	$(1,821,223)
Non-cash items included in net loss
Depreciation	2,791	2,083	8,343
Stock based operating expenses	(925)	-	2,450
Changes in non-cash working capital
Other receivables	(5,200)	(3,120)	(9,600)
Prepaid expenses	(20,906)	(217)	(21,126)
Accounts payable and accrued liabilities	(22,495)	(16,808)	46,948

	(889,347)	(255,316)	(1,794,208)

INVESTING ACTIVITIES
Restricted cash	9,561	(9,385)	-
Purchase of computer equipment	(3,655)	-	(14,761)

	5,906	(9,385)	(14,761)

FINANCING ACTIVITIES
Advances from related parties	124,294	210,485	1,140,816
Issuance of shares for cash	500,000	97,310	500,000
Net cash acquired on recapitalization	351,636	-	351,636

	975,930	307,795	1,992,452

INCREASE IN CASH	92,489	43,094	183,483

CASH, BEGINNING	90,994	24,098	-

CASH, ENDING	$183,483	$67,192	$183,483

Supplemental cash flow information
Cash paid for:

Interest, net	$3,055	$9,484	$15,914

Income taxes	$-	$-	$-

Non cash item:

Loans converted to common stock	$-	$-	$879,842

The accompanying notes are an integral part of these consolidated financial statements.

LUSORA HEALTHCARE SYSTEMS, INC.

(Formerly Comtrix, Inc)

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2007

(Unaudited)

1.	BASIS OF PRESENTATION

Unaudited Interim Consolidated Financial Statements

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions pertaining to Form 10-QSB of Regulation S-B. They may not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended August 31, 2006, included in the Company’s Form 10-KSB filed with the Securities and Exchange Commission. These unaudited interim consolidated financial statements should be read in conjunction with the consolidated audited financial statements included in the Form 10-KSB. In the opinion of Management, all adjustments, considered necessary for fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine months ended May 31, 2007 are not necessarily indicative of the results that may be expected for the year ending August 31, 2007.

Going concern

These unaudited interim consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of May 31, 2007, the Company continues as a development stage enterprise with working capital of $90,104 and losses incurred since inception of $1,821,223. Further losses are anticipated in the development of its business and there can be no assurance the Company will be able to achieve or maintain profitability. The continuing operations of the Company and the recoverability of the carrying value of its assets is dependent upon the ability of the Company to obtain the necessary financing to fund its working capital requirements, and upon future profitable operations. The accompanying financial statements do not include any adjustments relative to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty. Management intends to finance operating costs over the next twelve months with existing cash on hand, private placement of capital stock and/or commercial loans.

2.	RELATED PARTY TRANSACTIONS

At May 31, 2007, the Company owed $24,704 to certain directors and senior officers, which amount is unsecured, non-interest bearing and repayable on demand. At August 31, 2006, the Company was owed $118,680 by its subsidiary, Lusora Inc., which amount was also unsecured, non-interest bearing and repayable on demand. This amount is now eliminated on consolidation following the corporate reorganization on November 30, 2006.

During the nine months ended May 30, 2007, the Company’s directors and officers were paid management fees and benefits of $402,032 of which $187,131 was classified as product development expenses. The comparative figures for May 31, 2006 were $86,381 and $27,604 respectively.

All related party transactions are conducted in the ordinary course of business and measured at the exchange amount, which is the consideration established and agreed to by the related parties.

LUSORA HEALTHCARE SYSTEMS, INC.

(Formerly Comtrix, Inc)

(A Development Stage Company)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

February 28, 2006

(Unaudited)

3.	COMMON STOCK

The changes in common stock during the three months ended May 31, 2007 are presented below:

On April 30, 2007, the Company entered into a Share Issuance Agreement for up to $3 million in gross proceeds. Under this agreement, the subscriber will advance funds on the Company’s request until completion date of April 29, 2008 in exchange for units in the capital stock of the Company. The completion date may be extended for an additional term of up to six months at the option of either the Company or the subscriber. Each unit will consist of one common share and one common share purchase warrant. The shares will be priced at 80% of the volume weighted average trading price for the ten trading days immediately preceding the Company’s request and the warrant entitle the holder to purchase one additional common share at 150% of the related share price for a period of three years from the date of each closing.

On May 18, 2007, pursuant to this agreement, the Company issued 352,113 units at a price of $0.57 per unit for cash proceeds of $200,000. Each warrant entitling the holder to purchase one additional common share at $0.85 per share for a period of three years expiring May 17, 2010. The fair value of the warrants was not determined and therefore not recorded.

3.	COMMITMENTS

(i)	Contracts with Company officers and directors

The Company has entered into employment contracts with four officers, three of whom are also directors. The total annual salary commitment is $502,000 plus annual bonuses up to 200% of salary for two of the officers based on achieving mutually agreed performance objectives yet to be determined.

(ii)	Contracts with third party service companies

During the nine months ended May 31, 2007, the Company entered into four service contracts for Investor Relations, Head Office Rental, Market Research and Directors and Officers Liability Insurance covering the following six to twelve month period. The total cost was $172,600 of which $65,500 was required as down payment with the balance payable over the remaining period to August 31, 2007. The total amount is being amortized over the same period.

4.	LETTER OF INTENT

On May 2, 2007, the Company entered into a letter of intent with Associated Home Services Inc. (“AHS”) to purchase 100% of the outstanding shares of AHS and its wholly-owned subsidiaries, AE Medical Alert Inc. and RW Zugg Inc. for a total consideration of $4.7 million comprised of $2.2 million in cash and $2.5 million in restricted common shares of the Company. The letter of intent gives the Company ninety days conduct its due diligence and negotiate the terms of a potential acquisition transaction with the owners of AHS. AHS is a Personal Emergency Response System supplier in the State of Texas with twenty employees and a network of more than forty distributors.

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

As used in this quarterly report, the terms "we", "us", "our" and "Lusora" mean Lusora Healthcare Systems Inc., and our wholly-owned subsidiaries, Lusora Inc., Lusora Limited and Lusora Childcare Systems, Inc., unless otherwise indicated.

Business Development Summary

We were incorporated in the State of Nevada on February 2, 2005, under the name “Comtrix Inc.”. From incorporation until June 2005, our operating activities consisted primarily of developing fingerprint recognition products for residential buildings in China. We were not successful in implementing our business plan. As management of our company investigated opportunities and challenges in the business of developing fingerprint recognition products and security for residential buildings in China, it determined that the business did not present the best opportunity for our company to realize value for our shareholders. Accordingly, we abandoned our previous business plan and focused on the identification of suitable businesses with which to enter into a business opportunity or business combination.

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

On May 2, 2007, we entered into a letter of intent with Associated Home Services Inc. (“AHS”), whereby our company agreed to acquire AHS and its wholly-owned subsidiaries, AE Medical Alert Inc. and RW Zugg Inc. for $2,200,000 cash, the issuance of $750,000 of the Company’s common stock and a further $1,750,000 of the Company’s common stock which will be subject to a one year restriction.

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

We believe that the primary sources of revenue will be the sales of our equity securities and in future, the sale of our future products that are currently in development. In our management’s opinion, we plan to achieve the following events or milestones in the next twelve months:

•	Raise an additional $1,500,000 to take Lusora Inc.’s products from working prototypes through production to the commencement of commercial operations; and,
•	Make arrangements with wholesalers to secure a stable and affordable component parts supply for our products.

In our management’s opinion, the estimated operating expenses required to fund our plan of operation for the next twelve months are as follows:

•	Continued research and development of the products prior to commercialization	$200,000
•	Marketing the products through traditional advertising media (newspapers, trade publications, etc) and advanced media (targeted electronic mail, internet banner advertising )	$250,000
•	Investor Relations	$100,000
•	Legal, audit and organization fees	$125,000
•	Employee compensation	$538,000
•	Other expenses and working capital requirements	$465,000
•	Total	$1,678,000

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

LUSORA’s Staffing Plan and Requirements for the next twelve months

Role	Name	Salary
President and CEO	Dan Bauer	$190k
COO	Scott Gurley	$180k
CFO	Julian Lee	$36k
CTO	Derek Barber	$96k
Office Admin	Filled	$36k

Liquidity and Capital Resources

At May 31, 2007, we had $183,483 in cash and cash equivalents remaining after obtaining an advance of $200,000 from Global Healthcare Investments S.A., during the three months ended May 31, 2007. In the opinion of our management, we need to raise additional capital to continue our operations. We will obtain additional funding through either loans from related parties or equity from one or more private placements. We cannot guarantee that additional funding will be available on favorable terms, if at all. If adequate funds are not available, then our ability to expand our operations may be adversely affected.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial position, revenues and expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

Description of Property

Our principal executive offices are currently located at 2802 Flintrock Trace, Suite 221 and 222, Austin, Texas 78738. We lease these premises for $2,353 per month. We entered into the lease agreements for a period of four months on May 1, 2007 and we expect to renew the lease on September 1, 2007.

Item 3.  Controls and Procedures.

As required by Rule 13a-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures as of the end of the period covered by this quarterly report, being May 31, 2007. This evaluation was carried out under the supervision and with the participation of our company’s management, including our company’s president and chief executive officer and our company’s chief financial officer. Based upon that evaluation, our company’s president and chief executive officer and company’s chief financial officer concluded that our company’s disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no changes in our internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On May 16, 2007, we gave notice to Global Healthcare Investments S.A., for an advance of $200,000, pursuant to a share issuance agreement with Global Healthcare, dated April 30, 2007. As consideration for the cash advance, we issued to Global Healthcare 352,113 units at a deemed price of $0.57 per unit. Each unit consisted of one common share and one common share purchase warrant. One warrant will entitle Global Healthcare to purchase one common share in the capital of our company at a price of $0.85 per warrant share until May 17, 2010.

We issued all of the 352,113 common shares to a non U.S. person (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information

On April 30, 2007 we entered into an agreement with Global Healthcare Investments S.A. (“Global”) that will allow Global to advance $3,000,000 to the Company in exchange for units (the “Units”) of the Company (the “Agreement”). The advances will be in $100,000 increments, payable when the Company gives notice under the terms of the Agreement.

The Units will be issued at a price equal to 80% of the volume weighted average of the closing price of common stock for the 10 banking days immediately preceding the date of the notice, as quoted on Yahoo! Finance. Each Unit will consist of one common share in the capital of the Company and one common share purchase warrant (a “Warrant”). Each Warrant will entitle Global to purchase an additional common share at an exercise price equal to 150% of the price of the Units.

The securities are being issued in an offshore transaction pursuant to and exemption from registration under the U.S. Securities Act of 1933 (the “1933 Act”) provided by Section 4(2), Rule 506 of Regulation S promulgated under the 1933 Act.

On May 2, 2007, we entered into a letter of intent with Associated Home Services Inc. (“AHS”), whereby our company agreed to acquire AHS and its wholly-owned subsidiaries, AE Medical Alert Inc. and RW Zugg Inc. for $2,200,000 cash, the issuance of $750,000 of the Company’s common stock and a further $1,750,000 of the Company’s common stock which will be subject to a one year restriction.

On March 29, 2007 we appointed Jeff Kidder as Senior Vice-President of Business Development under an employment agreement (the “Agreement”). Effective June 19, 2007, Mr. Kidder has terminated the Agreement and will no longer continue with the Company in any capacity.

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

Since inception, we have incurred aggregate net losses of $1,821,223 from operations. We can offer no assurance that we will ever operate profitably or that we will generate positive cash flow in the future. In addition, our operating results in the future may be subject to significant fluctuations due to many factors not within our control, such as the unpredictability of when customers will order products, the size of customers’ orders, the demand for our products, and the level of competition and general economic conditions.

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

Item 6.  Exhibits.

Exhibit No.	Description
(3)	Articles of Incorporation and By-laws
3.1	Articles of Incorporation (incorporated by reference from our Registration Statement on Form SB-2, filed on November 2, 2005)
3.2	Bylaws (incorporated by reference from our Registration Statement on Form SB-2, filed on November 2, 2005)
3.3	Articles of Merger (incorporated by reference by our current report on Form 8-K filed on June 28, 2006)
3.4	Certificate of Change (incorporated by reference by our current report on Form 8-K filed on June 28, 2006)
(4)	Instruments defining rights of security holders, including indentures
4.1	Specimen ordinary share certificate (incorporated by reference from our Registration Statement on Form SB-2, filed on November 2, 2005)
(10)	Material Contracts
10.1	Form of Subscription Agreement (incorporated by reference by our current report on Form 8-K filed on August 15, 2006)
10.2	Form of Subscription Agreement (incorporated by reference by our current report on Form 8-K filed on September 26, 2006)
10.3	Promissory Note (incorporated by reference by our current report on Form 8-K filed on October 3, 2006)
10.4	Lease Agreement (incorporated by reference by our current report on Form 8-K filed on November 29, 2006)
10.5	Form of Subscription Agreement (incorporated by reference by our current report on Form 8-K filed on November 29, 2006)

10.6	Employment Agreement with Scott Gurley (incorporated by reference by our current report on Form 8-K filed on November 29, 2006)
10.7	Employment Agreement with Derek Barber (incorporated by reference by our current report on Form 8-K filed on November 29, 2006)
10.8	Share Exchange Agreement (incorporated by reference by our current report on Form 8-K filed on November 29, 2006)
10.9	Share Issuance Agreement with Global (incorporated by reference by our current report on Form 8-K filed on May 15, 2007)
10.10	Letter of Intent (incorporated by reference by our current report on Form 8-K filed on May 17, 2007)
10.11	Private Placement Subscription Agreement (incorporated by reference by our current report on Form 8-K filed on May 23, 2007)
10.12*	Office Lease and Services Agreement
(21)	Subsidiaries
21.1	Lusora Inc. and , incorporated in the state of Nevada
21.2	Lusora Limited, incorporated in the UK
21.2	Lusora Childcare Systems, Inc., incorporated in the state of Nevada
(31)	Section 302 Certification
31.1*	Certification Statement of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification Statement of the Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(32)	Section 906 Certification
32.1*	Certification Statement of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002
32.2*	Certification Statement of the Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002

*Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LUSORA HEALTHCARE SYSTEMS INC.

By: /s/ Dan Bauer

Dan Bauer

President, Secretary and Treasurer

Principal Executive Officer

July 14, 2007

LUSORA HEALTHCARE SYSTEMS INC.

By:	/s/ Julian Lee

Julian Lee

Principal Financial Officer

Principal Accounting Officer

July 14, 2007

- 18 -