Form 10KSB
period 2007-08-31
Western Standard Energy Corp.
filed 2007-12-14
CIK 1343254

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended August 31, 2007

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______________ to ________________

Commission file number 000-51736

WESTERN STANDARD ENERGY CORP.
(Name of small business issuer in its charter)

Nevada	20-5854735
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2 Sheraton Street, London UK	W1K 3AJ
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number 44 207 479 4800

Securities registered under Section 12(b) of the Exchange Act:

None	N/A
Title of each class	Name of each exchange on which registered

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $.001 par value
(Title of class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [   ]

Note – Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]   No [   ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.
Yes [X]   No [   ]

ii

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [   ]   No [X]

State issuer’s revenues for its most recent fiscal year. $Nil

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of December 13, 2007.

56,102,688 common shares @ $0.42 (1) = $23,563.128.96

(1) average bid and asked price of such common equity, as of December 10, 2007

(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
Yes [   ]   No [   ]

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.
87,302,688 common shares as of December 13, 2007

DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 (“Securities Act”). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990).
N/A

Transitional Small Business Disclosure Format (Check one): Yes [   ]   No [   ]

ANNUAL REPORT ON FORM 10-KSB
FOR THE YEAR ENDED AUGUST 31, 2007

–  4 –

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Forward Looking Statements.

This annual report contains forward-looking statements as that term is defined in section 27A of the United States Securities Act of 1933, as amended, and section 21E of the United States Securities Exchange Act of 1934, as amended. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "intends", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential", or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors" commencing on page 3 of this annual report, which may cause our or our industry's actual results, levels of activity or performance to be materially different from any future results, levels of activity or performance expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity or performance. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

In this report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to “common shares” refer to the common shares in our capital stock.

As used in this annual report, the terms “we”, “us”, “our”, “Lusora” and “Western Standard” mean Western Standard Energy Corp., and our wholly-owned subsidiaries, Lusora Inc. and Western Standard Energy Limited, unless otherwise indicated.

Introduction

We are an exploration stage company engaged in the acquisition, exploration, and, if warranted, development of prospective oil and gas properties. We were previously engaged in the business of providing personal emergency response systems for elderly people. Due to our inability to successfully execute on our previous business plan, we decided to change the focus of our business to exploration activities in the oil and gas sector in August, 2007.

Corporate History

We were incorporated in the State of Nevada on February 2, 2005 under the name Comtrix Inc. From incorporation until June 2005, our operating activities consisted primarily of developing fingerprint recognition products for residential buildings in China. Our management investigated opportunities and challenges in the business of developing fingerprint recognition products and security for residential buildings in China and determined that the business did not present the best opportunity for our company to realize value for our shareholders. Accordingly, we abandoned this business plan and focused on the identification of other suitable business opportunities and/or business combinations.

On June 23, 2006, we executed a letter of intent with Lusora Corp. wherein the existing stakeholders of Lusora Corp. agreed to exchange issued and outstanding shares of its common stock for the same number of shares of our company.

–  5 –

Effective June 23, 2006, we completed a merger with Lusora Corp., which was created for the sole purpose of effecting a name change. As a result, we changed our name from “Comtrix Inc.” to “Lusora Healthcare Systems Inc.” to better reflect the anticipated direction and business of our company. In addition, effective June 23, 2006 we effected a 25 for one forward stock split of our authorized, issued and outstanding common stock. As a result, our authorized capital increased from 75,000,000 shares of common stock with a par value of $0.001 to 1,857,000,000 shares of common stock with a par value of $0.001.

On November 30, 2006 we completed our acquisition of 100% of the issued and outstanding common stock of Lusora Inc., a privately-owned Nevada corporation engaged in developing and commercializing wireless personal security and monitoring solutions, pursuant to a share exchange agreement we had entered into with the shareholders of Lusora Inc. Following the acquisition, we became a wireless security company that intended to produce a monitoring and response system for elderly people.

Effective July 17, 2007, Scott Gurley, our Chief Operating Officer and Director and President of our subsidiary, Lusora Inc., resigned from his positions with our company. Because we were not successful in implementing our business plan, we decided to change the direction of our business to oil and gas exploration.

On August 22, 2007, we entered into an assignment agreement with Power Energy Enterprises SA (“Power Energy”), whereby Power Energy agreed to assign all right, title, interest and obligation of Power Energy in a memorandum of intent that Power Energy entered into with Coastal Petroleum Company (“Coastal Petroleum”) on July 19, 2007. Under the memorandum of intent, Power Energy agreed to enter into a formal farmout agreement with Coastal Petroleum on leases owned by Coastal Petroleum on acreage located in Valley County, Montana. In consideration for the assignment, we have issued Power Energy 1,000,000 restricted common shares of our company, equivalent to 1,500,000 shares after the 1.5:1 stock split on September 7, 2007.

On August 30, 2007, we entered into a formal farmout agreement with Coastal Petroleum relating to Coastal Petroleum’s leases on approximately 42,000 acres in its Valley County Shallow Gas Assembly in Montana.

Recent Corporate Developments

We experienced the following significant corporate developments since the completion of our year ended August 31, 2007:

1.

Effective September 7, 2007, we completed a merger with our subsidiary, Western Standard Energy Corp. As a result, we have changed our name from “Lusora Healthcare Systems Inc.” to “Western Standard Energy Corp.” In addition on September 7, 2007, we have also effected a 1.5 for one stock split of our authorized and issued and outstanding common stock. As a result, our authorized capital has increased from 1,875,000,000 shares of common stock with a par value of $0.001 to 2,812,500,000 shares of common stock with a par value of $0.001.

2.

On November 9, 2007, we signed an assignment agreement and a farmout agreement with Coastal Petroleum Company to obtain rights to two Lodgepole Reef prospects. We paid $40,000 for the assignment of the leases. Our interests are subject to a royalty of 17%.

3.	On November 28, 2007 we completed a merger with our subsidiary Lusora Inc.

On December 4, 2007, we entered into a memorandum of understanding with Coastal Petroleum Company for the acquisition of four highly graded Lodgepole Reef Prospects located in Slope County, North Dakota for $80,000. $40,000 of this amount for the first two prospects will come from the $70,000 already advanced to Coastal pursuant to the assignment and farmout agreements dated November 9 for drilling completion of a test well, Federal 1-19, in Valley County, Montana.

–  6 –

The delay in drilling and redirection of the funds was appropriate due to a delay by the government in the issuance of any permits for the type of drilling required in the Valley County area until Spring 2008. The remaining $30,000 of the $70,000 advance will now be used by Coastal Petroleum for lease rentals and acquiring/exploring other prospects. When the drilling permits become available in the Spring, we intend to advance an additional $65,000 to Coastal to complete the drilling operations on the test well. The $40,000 balance for the other two Lodgepole Reef Prospects is not payable until March 2008.

The lease assignments are subject to the agreement between Suncor Energy (Natural Gas) America Inc. (“Suncor”) and Oil For America, LLC (“OFA”) and a back-in working interest to Coastal Petroleum of 20% after payout. The leases assigned by Suncor to OFA and to Coastal Petroleum cover all rights below the Tyler formation, including the Lodgepole formation, and have an 80% net revenue interest.

4.

On December 11 and 12, 2007, we signed a farmout agreement and an assignment agreement with Coastal Petroleum Company covering three of the four leases for the Lodgepole Reef Prospects that we expect to acquire under the memorandum of intent dated December 4, 2007.

5.

On December 13, 2007, we signed an assignment agreement with Coastal Petroleum Company covering the final of the four leases for the Lodgepole Reef Prospects that we expect to acquire under the memorandum of intent dated December 4, 2007.

Competition

We are an exploration stage company engaged in the acquisition of prospective oil and gas properties. We compete with other companies for both the acquisition of prospective properties and the financing necessary to develop such properties.

We conduct our business in an environment that is highly competitive and unpredictable. In seeking out prospective properties, we have encountered intense competition in all aspects of our business as we compete directly with other development stage companies as well as established international companies. Many of our competitors are national or international companies with far greater resources, capital and access to information than us. Accordingly, these competitors may be able to spend greater amounts on the acquisition of prospective properties and on the exploration and development of such properties. In addition, they may be able to afford greater geological expertise in the exploration and exploitation of oil and gas properties. This competition could result in our competitors having resource properties of greater quality and attracting prospective investors to finance the development of such properties on more favorable terms. As a result of this competition, we may become involved in an acquisition with more risk or obtain financing on less favorable terms.

Compliance with Government Regulation

The exploration and development of oil and gas properties is subject to various United States federal, state and local governmental regulations. Our company may from time to time, be required to obtain licenses and permits from various governmental authorities in regards to the exploration of our property interests.

If our company proceeds with the development of our properties, we anticipate that we will be subject to increased governmental regulation. Matters subject to regulation include discharge permits for drilling operations, drilling and abandonment bonds, reports concerning operations, the spacing of wells, and pooling of properties and taxation. From time to time, regulatory agencies have imposed price controls and limitations on production by restricting the rate of flow of oil and gas wells below actual production capacity in order to conserve supplies of oil and gas. The production, handling, storage, transportation and disposal of oil and gas, by-products thereof, and other substances and materials produced or used in connection with oil and gas operations are also subject to regulation under federal, state and local laws and regulations relating primarily to the protection of human health and the environment. As our company has not proceeded to the development of our properties, we have not incurred any expenditures related to complying with such laws, or for remediation of existing environmental contamination. The requirements imposed

–  7 –

by such laws and regulations are frequently changed and subject to interpretation, and we are unable to predict the ultimate cost of compliance with these requirements or their effect on our operations.

Research and Development Expenditures

We have not incurred any pure research and development expenditures over the last fiscal year. The product development expenses of $270,897 for the year ended August 31, 2007 consist primarily of direct materials and personnel costs, contract services and indirect costs.

Employees

Our company is currently operated by Dan Bauer as our President, Secretary, Treasurer and Director and Julian Lee as our Chief Financial Officer and Director. Will Divine is a professional oil and gas consultant who performs the function of Vice-President of Acquisitions and Exploration for us including locating prospective oil and gas properties having a high probability of proven reserves, monitoring performance of existing exploration projects, providing leadership towards implementation of our goals and objectives, etc.

We intend to periodically hire independent contractors to help us execute our business plan.and specific employees when circumstances warrant.

Subsidiaries

Following the November 28, 2007 merger with our subsidiary, Lusora Inc, we have only one remaining wholly-owned subsidiary, Western Standard Energy Limited, a UK company.

Intellectual Property

We do not own, either legally or beneficially, any patent or trademark.

ITEM 2. DESCRIPTION OF PROPERTY.

Executive Offices

Our executive and head offices are located at 2 Sheraton Street, London, UK W1K 3AJ. We lease our office space at this location on a month-to-month basis at a rental rate of approximately $1,000.00 per month. Our current premises are adequate for our current operations and we do not anticipate that we will require any additional premises in the foreseeable future.

The Shallow Gas Prospect

On August 30, 2007, we entered into a formal farmout agreement with Coastal Petroleum relating to Coastal Petroleum’s leases on 42,260 gross mineral acres in its Valley County Shallow Gas Assembly in Montana. Coastal Petroleum has staked a test well on the Shallow Gas Prospect on a 160 acre spacing unit in the center of the Shallow Gas Prospect in Section 19, Township 36 North, Range 38 East.

Under the farmout agreement, Coastal Petroleum will farmout the Shallow Gas Prospect test well location to us when we pay 100% of the cost of the test well and associated lease rentals, in return for a 100% working interest before payout of the test well and an 80% working interest after payout. The cost of the test well and associated lease rentals will be $384,000. This amount was paid by us to Coastal Petroleum on October 10, 2007 and the test well was drilled on October 22, 2007, with initial results showing indications of a gas discovery. The test well needs to be completed in order to conduct qualitative and quantitative tests. Completion operations have been delayed to May 2008 due to government permitting regulations.

–  8 –

In addition, within 30 days after the test well is completed, we may elect to purchase or not to purchase a 50% interest in the leases owned by Coastal Petroleum in its Valley County Shallow Gas Assembly for $1,000,000. If we make the full payment of $1,000,000, Coastal Petroleum and our company would each pay 50% of the cost of wells in which they both participate and each be entitled to 50% of the revenues of wells in which they both participate. After we earn our 50% undivided interest in the leases, either party may propose a well within the leases or additional acreage acquired within the area of mutual interest (which exists within four miles of the leases). The other party may opt-in or opt-out of the proposed well, on a well by well basis.

Lodgepole Reef Prospects

Through farmout agreements with Coastal Petroleum Company, we have obtained rights on four Lodgepole Reef Prospects in Slope County North Dakota:

On November 9 we signed an assignment agreement and a farmout agreement with Coastal Petroleum Company to obtain rights to two Lodgepole Reef prospects. We paid $40,000 for the assignment of the leases. Our interests are subject to a royalty of 17%.

On December 11 and 12, 2007, we signed a farmout agreement and an assignment agreement with Coastal Petroleum Company covering two of the four leases for the Lodgepole Reef Prospects that we expect to acquire under the memorandum of intent dated November 29, 2007 but signed on December 4, 2007. Our interest in these leases is an 80% net revenue interest.

ITEM 3. LEGAL PROCEEDINGS.

We know of no material, active or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

Market for Securities

Our common shares are approved for quotation on the OTC Bulletin Board under the symbol “WSEG”. Our CUSIP number is 959590 100.” Our transfer agent for our common shares is the Nevada Agency and Trust Company, 880-50 West Liberty Street, Reno, Nevada, 89501(Telephone: 775.322.0626; Facsimile: 775.322.5623) .

Our resident agent is Business First Formations, Inc. located at 3990 Warren Way, Reno, NV 89509.

The following table reflects the high and low bid information for our common stock for each fiscal quarter during the fiscal year ended August 31, 2006 and 2007. The bid information was obtained from the OTC Bulletin Board and reflects inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.

–  9 –

Quarter Ended	Bid High*	Bid Low*
August 31, 2007	$0.63	$0.30
May 31, 2007	$1.13	$0.61
February 28, 2007	$2.01	$0.91
November 30, 2006	$1.45	$0.90
August 31, 2006	$0.95	$0.90
May 31, 2006	$0.00	$0.00
February 28, 2006	$0.00	$0.00
November 30, 2005	$0.00	$0.00

*Please note that on September, 7, 2007, we conducted a forward stock split, issuing each shareholder 1.5 shares of our company’s common stock for every one share of our common stock already held.

As of December 10, 2007 the following share purchaser warrants to purchase, or securities convertible into, our common shares were outstanding:

					Number of
			Number of Shares		Shares
			Issuable at		Issuable at
Issue Date	Expiry Date	Exercise Price	August 31, 2006	Issued	August 31, 2007
14-Aug-06	13-Aug-08	$0.67	600,000		600,000
25-Sep-08	24-Sep-08	$1.33		750,000	750,000
9-Nov-06	8-Nov-08	$1.33		112,500	112,500
15-Feb-07	14-Feb-10	$1.00		450,000	450,000
17-May-07	16-May-10	$0.57		528,170	528,170
24-Jul-07	23-Jul-10	$0.36		419,463	419,463
10-Sep-07	9-Sep-10	$0.39		576,923	576,923
10-Oct-07	9-Oct-09	$0.60		1,100,000	1,100,000
5-Nov-07	4-Nov-09	$0.60		500,000	500,000

	Totals		600,000	4,437,056	5,037,056

Holders of our Common Stock

As of December 13, 2007, there were 23 registered stockholders holding 87,302,688 shares of our issued and outstanding common stock.

Dividend Policy

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

Recent Sales of Unregistered Securities

Since our last quarter ended May 31, 2007, we have completed the following unregistered sales of our securities:

1.

On November 5, 2007, we closed a private placement of 500,000 units of our securities (the “Units”) at a price of US $0.40 per Unit for aggregate proceeds of $200,000. Each Unit consists of one common share and one common share purchase warrant (a “Warrant”). One Warrant shall be exercisable into one common share (a “Warrant Share”) at a price of US $0.60 per Warrant Share until November 4, 2009.

2.

On October 10, 2007, we closed a private placement of 1,100,000 units of our securities (the “Units”) at a price of US $0.40 per Unit for aggregate proceeds of $440,000. Each Unit consists of one common share and one common share purchase warrant (a “Warrant”). One Warrant shall be exercisable into one common share (a “Warrant Share”) at a price of US $0.60 per Warrant Share until October 9, 2009.

We issued the Units to a non-U.S. person (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933

3

On September 10, 2007, we closed a private placement of 576,934 units of our securities (the “Units”) at a price of US $0.26 per Unit for aggregate proceeds of $150,000. Each Unit consists of one common share and one common share purchase warrant (a “Warrant”). One Warrant shall be exercisable into one common share (a “Warrant Share”) at a price of US $0.39 per Warrant Share until September 9, 2010.

4

On July 24, 2007, we closed a private placement of 419,463 units of our securities (the “Units”) at a price of US $0.24 per Unit for aggregate proceeds of $100,000. Each Unit consists of one common share and one common share purchase warrant (a “Warrant”). One Warrant shall be exercisable into one common share (a “Warrant Share”) at a price of US $0.36 per Warrant Share until July 23, 2010.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Plan of Operation

We are an exploration stage company engaged in the acquisition, exploration and, if warranted, development of prospective oil and gas properties. Following the entry into the farmout agreement with Coastal Petroleum, Coastal Petroleum and we may: (1) drill four step out wells as soon as possible following completion of a successful test well, of which there is no assurance; (2) complete a reserve study; (3) obtain financing based upon the reserve study to complete the development of the field; and (4) install pipelines needed to carry the gas to transmission lines.

Under the farmout agreement, Coastal Petroleum will farmout the Shallow Gas Prospect test well location to us when we pay 100% of the cost of the test well and associated lease rentals, in return for 100% of the working interest before payout of the test well and 80% of the working interest of the test well after payout. The amount of the cost of the test well and associated lease rentals will be $384,000. In addition, within 30 days after the test well is completed, we will elect to purchase or not to purchase a 50% interest in the leases owned by Coastal Petroleum in its Valley County Shallow Gas Assembly for $1,000,000. If we elect to purchase this interest, we will pay the total purchase price of $1,000,000 to Coastal Petroleum in five installments of $200,000.

Coastal Petroleum will be designated as an operator for all operations on the leases for the joint account of Coastal Petroleum and our company except where Coastal Petroleum declines to participate in the drilling of a well or wells by our company, in which case, we may elect to act as an operator and owner of such well or wells.

Through assignment and farmout agreements with Coastal Petroleum Company, on December 12 and 13, 2007, we obtained rights on four Lodgepole Reef Prospects in Slope County North Dakota. Those agreements are attached hereto as exhibits.

In addition to the exploration and development of the property interests subject to our farmout agreements, we intend to acquire additional oil and gas interests in the future. Management believes that future growth of our

–  11 –

company will primarily occur through the acquisition of additional oil and gas properties following extensive due diligence by our company. However, we may elect to proceed through collaborative agreements and joint ventures in order to share expertise and reduce operating costs with other experts in the oil and gas industry. The analysis of new property interests will be undertaken by or under the supervision of our management and board of directors. Although the oil and gas industry is currently very competitive, management believes that many undervalued prospective properties remain available for acquisition purposes.

Since we are an exploration stage company, there is no assurance that a commercially viable oil and gas reserve exists on any of our property interests, and a great deal of further exploration will be required before a final evaluation as to the economic and legal feasibility for our future exploration is determined. To date, we have not discovered an economically viable oil and gas reserve on any of our property interests, and there is no assurance that we will discover one.

Our plan of operation is to conduct exploration work on each of our property interests in order to ascertain whether any possess commercially exploitable oil and gas reserves. There can be no assurance that such oil and gas reserves exist on any of our property interests.

Even if we complete our proposed exploration programs on our property interests and we are successful in identifying an oil and gas reserve, we will have to spend substantial funds on further drilling and engineering studies before we will know whether we have a commercially viable oil and gas reserve.

Cash Requirements

Over the next 12 months, we have estimated the following operating expenses:

Operating Expenses
Exploration Costs	$2,000,000
Employee and Consultant Compensation	340,000
Professional Fees	130,000
General and Administrative Expenses	350,000
Total	$2,820,000

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the 12 months ending August 31, 2008 other than office computers, furnishings, and communication equipment as required.

Future Financings

We recorded a net loss of $$1,163,678 for the 12 months ended August 31, 2007 and have an accumulated deficit of $2,142,289 since inception. As at August 31, 2007 we had cash reserves in the amount of $3,475. This is significantly less than the $2,820,000 that our management anticipates spending on our exploration and development programs and the anticipated costs associated with our continuing operations. Accordingly, we expect that we will need to obtain additional financing in the near future.

Obtaining additional financing is subject to a number of factors, including the market prices for our mineral property and gold. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us. Since our inception, we have used our common stock to raise money for our operations and for our property acquisitions. We have not attained profitable operations and are dependent upon obtaining financing to pursue our plan of operation. For these reasons, our independent auditors believe there exists a substantial doubt about our ability to continue as a going concern.

–  12 –

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial position, revenues and expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

Critical Accounting Policies

The financial statements of our company have been prepared in accordance with generally accepted accounting principles in the United States. Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates which have been made using careful judgement.

The financial statements have, in management’s opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

Oil and gas properties

The Company utilizes the full cost method to account for its investment in oil and gas properties. Accordingly, all costs associated with acquisition, exploration and development of oil and gas reserves, including such costs as leasehold acquisition costs, capitalized interest costs relating to unproven properties, geological expenditures, tangible and intangible development costs (including direct internal costs), are capitalized into the full cost pool. As of August 31, 2007, the Company has no properties with proven reserves. When the company commences production from established proven oil and gas reserves, capitalized costs, including estimated future costs to develop the reserves and estimated abandonment costs net of salvage, will be depleted on the units-of-production method using estimates of proven reserves. Investments in unproved properties and major development projects, including capitalized interest if any, are not depleted until proven reserves associated with the projects can be determined. If the future exploration of unproven properties are determined to be uneconomical, the amount of such properties is added to the capital costs to be depleted. As of August 31, 2007, all of the Company’s oil and gas properties were unproven and excluded from depletion.

The capitalized costs included in the full cost pool are subject to a “ceiling test”, which limits such costs to the aggregate of the estimated present value, using a 10% discount rate, of the future net revenues from the proven reserves, based on current economic and operating conditions plus the lower of cost and estimated net realizable value of unproven properties.

Sales of proven and unproven properties are accounted for as adjustments of capitalized costs with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proven reserves of oil and gas, in which case the gain or loss is recognized in the statement of operations.

Asset Retirement Obligations

In accordance with Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations (''SFAS 143''), the fair value of an asset retirement cost, and corresponding liability, should be recorded as part of the cost of the related long-lived asset and subsequently allocated to expense using a systematic and rational method. Our company will record an asset retirement obligation to reflect its legal obligations related to future abandonment of its mineral property interests using estimated expected cash flow associated with the obligation and discounting the amount using a credit-adjusted, risk-free interest rate. At least annually, our company will reassess the obligation to determine whether a change in any estimated obligation is necessary. Our company will evaluate whether there are indicators that suggest the estimated cash flows underlying the obligation have materially changed. Should those indicators suggest the estimated obligation has materially changed, our company will accordingly update its assessment. At August 31, 2007, our company had not undertaken any drilling activity on its properties had not incurred significant reclamation obligations. As such, no asset retirement obligation accrual was made in the August 31, 2007 financial statements.

–  13 –

Future income taxes

The Company follows the asset and liability method of accounting for income taxes as set forth in SFAS No. 109, “Accounting for Income Taxes”. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances. Deferred tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statement of operations in the period that includes the date of enactment or substantial enactment. For deferred tax assets, the full amount of the potential future benefit is recorded; then a valuation allowance is used to adjust for the probability of realization.

Recently Issued Accounting Standards

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities”. This statement permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company does not expect the implementation of SAB No. 108 will have any material impact on its financial position and results of operations.

Purchase of Significant Equipment

We do not anticipate the purchase or sale of any plant or significant equipment during the next 12 months.

Personnel Plan

We do not anticipate any significant changes in the number of employees during the next 12 months.

RISK FACTORS

In addition to other information in this current report, the following risk factors should be carefully considered in evaluating our business because such factors may have a significant impact on our business, operating results, liquidity and financial condition. As a result of the risk factors set forth below, actual results could differ materially from those projected in any forward-looking statements. Additional risks and uncertainties not presently known to us, or that we currently consider to be immaterial, may also impact our business, operating results, liquidity and financial condition. If any such risks occur, our business, operating results, liquidity and financial condition could be materially affected in an adverse manner. Under such circumstances, the trading price of our securities could decline, and you may lose all or part of your investment.

Risks Relating To Our Business And The Oil And Gas Industry

We have had a history of losses and no revenue, which raise substantial doubt about our ability to continue as a going concern.

Since inception, we have incurred aggregate net losses of $2,142,288 from operations. We can offer no assurance that we will ever operate profitably or that we will generate positive cash flow in the future. To date, we have not generated any revenues from our operations. Our history of losses and no revenues raise substantial doubt about our ability to continue as a going concern. We will not be able to generate significant revenues in the future and our management expects operating expenses to increase substantially over the next 12 months following the commencement of oil and gas exploration activities. As a result, our management expects the business to continue to experience negative cash flow for the foreseeable future and cannot predict when, if ever, our business might become profitable. We will need to raise additional funds, and such funds may not be available on commercially acceptable terms, if at all. If we are unable to raise funds on acceptable terms, we may not be able to execute our business plan, take advantage of future opportunities, or respond to competitive pressures or unanticipated requirements. This may seriously harm our business, financial condition and results of operations.

–  14 –

We are a new entrant into the oil and gas industry without a profitable or long operating history. We do not have any income producing oil and gas properties and we have limited financial resources. There is no means by which investors can evaluate our potential for success and there is no assurance that we will ever operate profitably.

We are an exploration stage company with only a limited operating history upon which to base an evaluation of our current business and future prospects. We have only begun engaging in the oil and gas exploration and development business since entering into the assignment agreement with Power Energy Enterprises SA in August 2007 and we do not have an established history of locating and developing properties that have oil and gas reserves. As a result, the revenue and income potential of our business is unproven. In addition, because of our limited operating history, we have limited insight into trends that may emerge and affect our business. Errors may be made in predicting and reacting to relevant business trends and we will be subject to the risks, uncertainties and difficulties frequently encountered by early-stage companies in evolving markets. We may not be able to successfully address any or all of these risks and uncertainties. Failure to adequately do so could cause our business, results of operations and financial condition to suffer.

Our proposed operations will require significant capital expenditures for which we may not have sufficient funding and if we do obtain additional financing, our existing shareholders may suffer substantial dilution.

We intend to make capital expenditures far in excess of our existing capital resources to acquire and explore oil and gas properties. We intend to rely on external sources of financing to meet our capital requirements to continue acquiring, exploring and developing oil and gas properties and to otherwise implement our business plan. We plan to obtain such funding through the debt and equity markets, but we cannot assure that we will be able to obtain additional funding when it is required or that it will be available to us on commercially acceptable terms, if at all. In addition, any additional equity financing may involve substantial dilution to our then existing shareholders. Furthermore, additional debt financing could lead to:

  a substantial portion of operating cash flow being dedicated to the payment of principal and interest;
  being more vulnerable to competitive pressures and economic downturns; and
  restrictions on our operations.

If sufficient capital resources are not available, we might be forced to curtail our drilling and other activities or be forced to sell some assets on an untimely or unfavorable basis, which would have an adverse effect on our business, financial condition and results of operations.

Our exploratory drilling operations likely will not be successful, our business may fail and investors may lose their entire investment in our company.

We intend to drill test wells on the Montana properties subject to our farmout agreement. There can be no assurance that our future drilling activities will be successful. We may not recover all or any portion of our capital investment in the wells. Unsuccessful drilling activities would have a material adverse effect upon our results of operations and financial condition and would likely result in the ultimate failure of our business operations. The cost of drilling, completing, and operating wells is often uncertain, and a number of factors can delay or prevent drilling operations including: (i) unexpected drilling conditions; (ii) pressure or irregularities in formation; (iii) equipment failures or accidents; (iv) adverse weather conditions; and (iv) shortages or delays in availability of drilling rigs and delivery of equipment.

It is unlikely that we will find commercially viable reserves of oil or gas on any of the Montana properties subject to our farmout agreement or any other properties that we acquire rights to in the future. If we do not discover commercially viable reserves of oil and gas, our business would fail and investors would lose all of their investment in our company.

–  15 –

The failure of an operator of our wells to adequately perform operations, an operator’s breach of the applicable agreements or an operator’s failure to act in ways that are in our best interest could harm our interests.

At least at the present, we do not plan to serve as the operator for our projects. As a result, we have limited ability to exercise influence over, and control the risks associated with, the operations of these properties. The failure of an operator of our wells to adequately perform operations, an operator’s breach of the applicable agreements or an operator’s failure to act in ways that are in our best interest could reduce our potential production and revenues. The success and timing of our drilling and development activities on properties operated by others therefore depend upon a number of factors outside of our control, including the operators’:

  timing and amount of capital expenditures;
  expertise and financial resources;
  inclusion of other participants in drilling wells; and
  use of technology.

Exploratory drilling involves many risks and we may become liable for pollution or other liabilities, which may have an adverse effect on our financial position.

Drilling operations generally involve a high degree of risk. Hazards such as unusual or unexpected geological formations, power outages, labor disruptions, blow-outs, sour gas leakage, fire, inability to obtain suitable or adequate machinery, equipment or labor, and other risks are involved. We may become subject to liability for pollution or hazards against which we cannot adequately insure or which we may elect not to insure. Incurring any such liability may have a material adverse effect on our financial position and operations.

If we or our operators fail to maintain adequate insurance, our business could be materially and adversely affected.

Our operations are subject to risks inherent in the oil and gas industry, such as blowouts, cratering, explosions, uncontrollable flows of oil, gas or well fluids, fires, pollution, earthquakes and other environmental risks. These risks could result in substantial losses due to injury and loss of life, severe damage to and destruction of property and equipment, pollution and other environmental damage, and suspension of operations. We could be liable for environmental damages caused by previous property owners. As a result, substantial liabilities to third parties or governmental entities may be incurred, the payment of which could have a material adverse effect on our financial condition and results of operations.

Any prospective drilling contractor or operator which we use will be required to maintain insurance of various types to cover our operations with policy limits and retention liability customary in the industry. Therefore, we do not plan to acquire our own insurance coverage for such prospects. The occurrence of a significant adverse event on such prospects that is not fully covered by insurance could result in the loss of all or part of our investment in a particular prospect which could have a material adverse effect on our financial condition and results of operations.

Shortages of rigs, equipment, supplies and personnel could delay or otherwise adversely affect our cost of operations or our ability to operate according to our business plans.

If drilling activity increases in Montana or the north-western United States generally, a shortage of drilling and completion rigs, field equipment and qualified personnel could develop. These costs have recently increased sharply and could continue to do so. The demand for and wage rates of qualified drilling rig crews generally rise in response to the increasing number of active rigs in service and could increase sharply in the event of a shortage. Shortages of drilling and completion rigs, field equipment or qualified personnel could delay, restrict or curtail our exploration and development operations, which could in turn harm our operating results.

The geographic concentration of all of our current property interests in Montana and North Dakota subjects us to an increased risk of loss of revenue or curtailment of potential production from factors affecting that area.

The geographic concentration of all of our property interests in Montana means that all of our property interests could be affected by the same event should the region experience:

–  16 –

  severe weather;
  delays or decreases in production, the availability of equipment, facilities or services;
  delays or decreases in the availability of capacity to transport, gather or process production; or
  changes in the regulatory environment.

Our future performance is dependent upon our ability to identify, acquire and develop oil and gas properties. If we fail to do this well, our business may fail.

Our future performance depends upon our ability to identify, acquire and develop oil and gas reserves that are economically recoverable. Our success will depend upon our ability to acquire working and revenue interests in properties upon which oil and gas reserves are ultimately discovered in commercial quantities, and our ability to develop prospects that contain proven oil and gas reserves to the point of production. Without successful acquisition and exploration activities, we will not be able to develop oil and gas reserves or generate revenues. We cannot provide you with any assurance that we will be able to identify and acquire oil and gas reserves on acceptable terms, or that oil and gas deposits will be discovered in sufficient quantities to enable us to recover our exploration and development costs or sustain our business.

The successful acquisition and development of oil and gas properties requires an assessment of recoverable reserves, future oil and gas prices and operating costs, potential environmental and other liabilities, and other factors. Such assessments are necessarily inexact and their accuracy inherently uncertain. In addition, no assurance can be given that our exploitation and development activities will result in the discovery of any reserves. Our operations may be curtailed, delayed or canceled as a result of lack of adequate capital and other factors, such as lack of availability of rigs and other equipment, title problems, weather, compliance with governmental regulations or price controls, mechanical difficulties, unusual or unexpected formations or pressures or work interruptions. In addition, the costs of exploitation and development may materially exceed our initial estimates.

Market conditions or operation impediments may hinder our access to natural gas and crude oil markets or delay our potential production.

The marketability of potential production from our property interests depends in part upon the availability, proximity and capacity of pipelines, natural gas gathering systems and processing facilities. This dependence is heightened where this infrastructure is less developed. Therefore, if drilling results are positive in certain areas of our oil and gas property interests, a new gathering system would need to be built to handle the potential volume of oil and gas produced. We might be required to shut in wells, at least temporarily, for lack of a market or because of the inadequacy or unavailability of transportation facilities. If that were to occur, we would be unable to realize revenue from those wells until arrangements were made to deliver production to market.

Our ability to produce and market natural gas and crude oil is affected and also may be harmed by:

  the lack of pipeline transmission facilities or carrying capacity;
  government regulation of natural gas and crude oil production;
  government transportation, tax and energy policies;
  changes in supply and demand; and
  general economic conditions.

To the extent that we establish natural gas and crude oil reserves, we will be required to replace, maintain or expand our natural gas and crude oil reserves in order to prevent our reserves and production from declining, which would adversely affect cash flows and income.

In general, production from natural gas and crude oil properties declines over time as reserves are depleted, with the rate of decline depending on reservoir characteristics. If we establish reserves, of which there is no assurance, and we are not successful in our subsequent exploration and development activities or in subsequently acquiring properties containing proved reserves, our proved reserves will decline as reserves are produced. Our future natural

–  17 –

gas and crude oil production is highly dependent upon our ability to economically find, develop or acquire reserves in commercial quantities.

To the extent cash flow from operations is reduced, either by a decrease in prevailing prices for natural gas and crude oil or an increase in finding and development costs, and external sources of capital become limited or unavailable, our ability to make the necessary capital investment to maintain or expand our asset base of natural gas and crude oil reserves would be impaired. Even with sufficient available capital, our future exploration and development activities may not result in additional proved reserves, and we might not be able to drill productive wells at acceptable costs.

Our business may suffer if we do not attract and retain talented personnel.

Our success will depend in large measure on the abilities, expertise, judgment, discretion, integrity and good faith of our management and other personnel in conducting the business of our company. We have a small management team, and the loss of a key individual or inability attract suitably qualified staff could materially adversely impact our business.

Our success depends on the ability of our management and employees to interpret market and geological data correctly and to interpret and respond to economic market and other conditions in order to locate and adopt appropriate investment opportunities, monitor such investments, and ultimately, if required, to successfully divest such investments. Further, no assurance can be given that our key personnel will continue their association or employment with us or that replacement personnel with comparable skills can be found. We have sought to and will continue to ensure that management and any key employees are appropriately compensated; however, their services cannot be guaranteed. If we are unable to attract and retain key personnel, our business may be adversely affected.

Future growth could strain our personnel and resources, and if we are unable to implement appropriate controls and procedures to manage our growth, we may not be able to successfully implement our business plan.

We expect to experience rapid growth in our operations, which will place a significant strain on our management, administrative, operational and financial infrastructure. Our future success will depend in part upon the ability of our executive officers to manage growth effectively. This may require us to hire and train additional personnel to manage our expanding operations. In addition, we must continue to improve our operational, financial and management controls and our reporting systems and procedures. If we fail to successfully manage our growth, we may be unable to execute upon our business plan.

The oil and gas industry is highly competitive, and we may not have sufficient resources to compete effectively.

The oil and gas industry is highly competitive. We compete with oil and gas companies and other individual producers and operators, many of which have longer operating histories and substantially greater financial and other resources than we do, as well as companies in other industries supplying energy, fuel and other needs to consumers. Our larger competitors, by reason of their size and relative financial strength, can more easily access capital markets than we can and may enjoy a competitive advantage in the recruitment of qualified personnel. They may be able to absorb the burden of any changes in laws and regulation in the jurisdictions in which we do business and handle longer periods of reduced prices for oil and gas more easily than we can. Our competitors may be able to pay more for oil and gas leases and properties and may be able to define, evaluate, bid for and purchase a greater number of leases and properties than we can. Further, these companies may enjoy technological advantages and may be able to implement new technologies more rapidly than we can. Our ability to acquire additional properties in the future will depend upon our ability to conduct efficient operations, evaluate and select suitable properties, implement advanced technologies and consummate transactions in a highly competitive environment.

Complying with environmental and other government regulations could be costly and could negatively impact our production.

Our business is governed by numerous laws and regulations at various levels of government. These laws and regulations govern the operation and maintenance of our facilities, the discharge of materials into the environment

–  18 –

and other environmental protection issues. Such laws and regulations may, among other potential consequences, require that we acquire permits before commencing drilling and restrict the substances that can be released into the environment with drilling and production activities. Under these laws and regulations, we could be liable for personal injury, clean-up costs and other environmental and property damages, as well as administrative, civil and criminal penalties. Accordingly, we could be liable, or could be required to cease production on properties, if environmental damage occurs.

The costs of complying with environmental laws and regulations in the future may harm our business. Furthermore, future changes in environmental laws and regulations could occur that result in stricter standards and enforcement, larger fines and liability, and increased capital expenditures and operating costs, any of which could have a material adverse effect on our financial condition or results of operations.

The oil and gas exploration and production industry historically is a cyclical industry and market fluctuations in the prices of oil and gas could adversely affect our business.

Prices for oil and gas tend to fluctuate significantly in response to factors beyond our control. These factors include:

  weather conditions in the United States and wherever our property interests are located;
  economic conditions, including demand for petroleum-based products, in the United States wherever our property interests are located;
  actions by OPEC, the Organization of Petroleum Exporting Countries;
  political instability in the Middle East and other major oil and gas producing regions;
  governmental regulations, both domestic and foreign;
  domestic and foreign tax policy;
  the pace adopted by foreign governments for the exploration, development, and production of their national reserves;
  the price of foreign imports of oil and gas;
  the cost of exploring for, producing and delivering oil and gas;
  the discovery rate of new oil and gas reserves;
  the rate of decline of existing and new oil and gas reserves;
  available pipeline and other oil and gas transportation capacity;
  the ability of oil and gas companies to raise capital;
  the overall supply and demand for oil and gas; and
  the availability of alternate fuel sources.

Changes in commodity prices may significantly affect our capital resources, liquidity and expected operating results. Price changes will directly affect revenues and can indirectly impact expected production by changing the amount of funds available to reinvest in exploration and development activities. Reductions in oil and gas prices not only reduce revenues and profits, but could also reduce the quantities of reserves that are commercially recoverable. Significant declines in prices could result in non-cash charges to earnings due to impairment.

Changes in commodity prices may also significantly affect our ability to estimate the value of producing properties for acquisition and divestiture and often cause disruption in the market for oil and gas producing properties, as buyers and sellers have difficulty agreeing on the value of the properties. Price volatility also makes it difficult to budget for and project the return on acquisitions and the development and exploitation of projects. We expect that commodity prices will continue to fluctuate significantly in the future.

We may not identify all of liabilities associated with our property interests or obtain protection from sellers against them, which could cause us to incur losses.

Although we have reviewed and evaluated the Montana properties subject to our farmout agreement, such review and evaluation might not necessarily reveal all existing or potential problems. This is also true for any future acquisitions made by us. Inspections may not always be performed on every well, and environmental problems, such as groundwater contamination, are not necessarily observable even when an inspection is undertaken. Even when problems are identified, a seller may be unwilling or unable to provide effective contractual protection against all or part of those problems, and we may assume environmental and other risks and liabilities in connection with the acquired properties.

If we hold oil and gas leases in the future, we may be unable to retain our leases and working interests in our leases, which would result in significant financial losses to our company.

We may hold oil and gas leases in the future. If we fail to meet the specific requirements of each lease, such lease may terminate or expire. We cannot assure you that any of the obligations required to maintain each lease will be met. The termination or expiration of our leases may harm our business. Our property interests will terminate unless we fulfill certain obligations under the terms of our leases and other agreements related to such properties. If we are unable to satisfy these conditions on a timely basis, we may lose our rights in these properties. The termination of our interests in these properties may harm our business.

Title deficiencies could render the leases that we may acquire in the future worthless which could have adverse effects on our financial condition or results of operations.

The existence of a material title deficiency can render a lease worthless and can result in a large expense to our business. It is our practice in acquiring oil and gas leases or undivided interests in oil and gas leases to forgo the expense of retaining lawyers to examine the title to the oil or gas interest to be placed under lease or already placed under lease. Instead, we rely upon the judgment of oil and gas landmen who perform the field work in examining records in the appropriate governmental office before attempting to place under lease a specific oil or gas interest. This is customary practice in the oil and gas industry. However, we do not anticipate that we, or the person or company acting as operator of the wells located on the properties that we may lease in the future, will obtain counsel to examine title to the lease until the well is about to be drilled. As a result, we may be unaware of deficiencies in the marketability of the title to the lease. Such deficiencies may render the lease worthless.

Our business will suffer if we cannot maintain necessary licenses.

Our operations will require licenses, permits and in some cases renewals of licenses and permits from various governmental authorities. Our ability to obtain, sustain or renew such licenses and permits on acceptable terms is subject to change in regulations and policies and to the discretion of the applicable governments, among other factors. Our inability to obtain, or our loss of or denial of extension of, any of these licenses or permits could hamper our ability to produce revenues from our operation.

Risks Associated with Our Common Stock

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

Our certificate of incorporation authorizes the issuance of up to 2,812,500,000 shares of common stock with a par value of $0.001. Our board of directors may choose to issue some or all of such shares to acquire one or more businesses or to provide additional financing in the future. The issuance of any such shares will result in a reduction

–  20 –

of the book value and market price of the outstanding shares of our common stock. If we issue any such additional shares, such issuance will cause a reduction in the proportionate ownership and voting power of all current shareholders. Further, such issuance may result in a change of control of our corporation.

Trading on the OTC Bulletin Board may be volatile and sporadic, which could depress the market price of our common stock and make it difficult for our stockholders to resell their shares.

Our common stock is quoted on the OTC Bulletin Board service of the Financial Industry Regulatory Authority (“FINRA”). Trading in stock quoted on the OTC Bulletin Board is often thin and characterized by wide fluctuations in trading prices due to many factors that may have little to do with our operations or business prospects. This volatility could depress the market price of our common stock for reasons unrelated to operating performance. Moreover, the OTC Bulletin Board is not a stock exchange, and trading of securities on the OTC Bulletin Board is often more sporadic than the trading of securities listed on a quotation system like Nasdaq or a stock exchange like the American Stock Exchange. Accordingly, our shareholders may have difficulty reselling any of their shares.

Our stock is a penny stock. Trading of our stock may be restricted by the SEC’s penny stock regulations and FINRA’s sales practice requirements, which may limit a stockholder’s ability to buy and sell our stock.

Our stock is a penny stock. The Securities and Exchange Commission has adopted Rule 15g-9 which generally defines “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors”. The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in, and limit the marketability of, our common stock.

Financial Industry Regulatory Authority (FINRA) sales practice requirements may also limit a stockholder’s ability to buy and sell our stock.

In addition to the “penny stock” rules promulgated by the Securities and Exchange Commission (see above for a discussion of penny stock rules), FINRA rules require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

ITEM 7. FINANCIAL STATEMENTS.

WESTERN STANDARD ENERGY CORP.
(Formerly Lusora Healthcare Systems, Inc. and Comtrix, Inc.)
(An Exploration Stage Company)
CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Western Standard Energy Corp. (formerly Lusora Healthcare Systems, Inc.):

We have audited the consolidated balance sheets of Western Standard Energy Corp. (formerly Lusora Healthcare Systems, Inc.) (an exploration stage company) as at August 31, 2007 and 2006 and the consolidated statements of operations, stockholders’ equity and cash flows for the years then ended and the period from October 16, 2003 (Inception) to August 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at August 31, 2007 and 2006 and the result of its operations, cash flows and changes in stockholders’ equity for the years then ended and the period from October 16, 2003 (Inception) to August 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

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

“DMCL”

DALE MATHESON CARR-HILTON LABONTE LLP
DMCL CHARTERED ACCOUNTANTS

Vancouver, Canada
November 20, 2007

WESTERN STANDARD ENERGY CORP.
(Formerly Lusora Healthcare Systems, Inc.)
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS

	August 31,	August 31,
	2007	2006
ASSETS

CURRENT ASSETS
Cash	$3,475	$90,994
Other receivables	-	4,400
Prepaid expenses	3,551	220
	7,026	95,614

RESTRICTED CASH	-	9,561
OIL AND GAS PROPERTY, unproven (Note 4)	450,000	-
EQUIPMENT, net	1,325	5,553

	$458,351	$110,728

LIABILITIES

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$130,475	$69,442
Due to related parties (Note 5)	-	118,680

	130,475	188,122

STOCKHOLDERS' EQUITY (DEFICIT)

COMMON STOCK (Note 6)
Authorized:
2,812,500,000 common shares with a par value of $0.001
Issued and outstanding:
88,360,133 common shares (August 31, 2006 - 45,112,500)	88,360	31,000
ADDITIONAL PAID IN CAPITAL	2,381,805	870,217
DEFICIT ACCUMULATED DURING DEVELOPMENT STAGE	(2,142,289)	(978,611)

	327,876	(77,394)

	$458,351	$110,728

GOING CONCERN (Note 1)
COMMITMENTS (Notes 4 and 8)
SUBSEQUENT EVENTS (Note 8)

The accompanying notes are an integral part of these consolidated financial statements.

WESTERN STANDARD ENERGY CORP.
(formerly Lusora Healthcare Systems, Inc.)
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS

			Cumulative from
			October 16, 2003
	For the Years Ended August 31,		(Inception) to
	2007	2006	August 31, 2007

OPERATING EXPENSES
Audit and accounting fees	$64,906	$10,405	$75,311
Depreciation	3,869	2,776	9,421
Foreign exchange loss	1,063	1,141	4,158
Interest expense	7,069	10,157	20,004
Interest income	(2,528)	(281)	(2,604)
Investor relations and transfer agent	134,629	359	134,988
Legal fees	66,393	30,513	97,766
Write-off of equipment	5,860	-	5,860
Marketing and product promotion	8,500	1,966	39,625
Office and general administration	94,107	13,129	140,075
Product development (Note 5)	281,783	159,657	876,451
Salaries and management fees (Note 5)	399,001	106,954	642,208
Travel and entertainment	66,474	-	66,474
Web and graphic design	32,552	-	32,552

	1,163,678	336,776	2,142,289

NET LOSS	$(1,163,678)	$(336,776)	$(2,142,289)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.03)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING - BASIC AND DILUTED	45,543,931	45,112,500

The accompanying notes are an integral part of these consolidated financial statements.

WESTERN STANDARD ENERGY CORP.
(formerly Lusora Healthcare Systems, Inc.)
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

			Cumulative from
			October 16, 2003
	For the Years Ended August 31,		(Inception) to
	2007	2006	August 31, 2007

CASH FLOW USED IN OPERATING ACTIVITIES
Net loss	$(1,163,678)	$(336,776)	$(2,142,289)
Non-cash items included in net loss
Depreciation	3,869	2,776	9,421
Loss on office equipment disposals	5,860		5,860
Stock based operating expenses	(925)	3,000	2,450
Changes in non-cash working capital
Other receivables	4,400	(4,400)	-
Prepaid expenses	28,319	(220)	28,099
Accounts payable and accrued liabilities	(22,495)	(11,515)	46,948

	(1,144,650)	(347,135)	(2,049,511)

CASH FLOW PROVIDED (USED IN) BY INVESTING ACTIVITIES
Restricted cash	9,561	(9,561)	-
Purchase of office equipment	(3,655)	-	(14,761)

	5,906	(9,561)	(14,761)

CASH FLOW PROVIDED BY FINANCING ACTIVITIES
Advances from related parties	99,589	423,592	1,116,111
Issuance of shares for cash	600,000	-	600,000
Net cash acquired on recapitalization	351,636	-	351,636

	1,051,225	423,592	2,067,747

INCREASE (DECREASE) IN CASH	(87,519)	66,896	3,475

CASH, BEGINNING	90,994	24,098	-

CASH, ENDING	$3,475	$90,994	$3,475

SUPPLEMENTARY DISCLOSURE

Cash paid for:
Interest	$7,069	$10,157	$20,004

Income taxes	$-	$-	$-

Non cash financing and investing activities:
Loans converted to common stock	$-	$879,842	$879,842

Oil and gas property purchased with common stock	$450,000	$-	$450,000

The accompanying notes are an integral part of these consolidated financial statements.

WESTERN STANDARD ENERGY CORP.
(Formerly Lusora Healthcare Systems, Inc. and Comtrix, Inc.)
(An Exploration Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

	Common Stock		Additional		Total
			Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
		$	$	$	$
Balance - October 16, 2003 (Date of Inception)	-				-
Issuance of stock at $0.001 per share	2				-
Net loss				(150,261)	(150,261)
Balance - August 31, 2004	2			(150,261)	(150,261)
Issuance of stock for services at $0.001 per share	26,999,999	27,000	(9,000)		18,000
Issuance of stock for services at $0.001 per share	562,500	563	(188)		375
Net loss				(491,574)	(491,574)
Balance August 31, 2005	27,562,500	27,562	(9,187)	(641,835)	(623,460)
Issuance of stock for services at $0.001 per share	4,500,000	4,500	(1,500)		3,000
Issuance of stock for loan conversions at $0.0335 per share	2,812,500	2,813	91,498		94,310
Issuance of stock for loan conversions at $0.0676 per share	11,625,000	11,625	773,907		785,532
Net loss				(336,776)	(336,776)
Balance August 31, 2006	46,500,000	46,500	854,717	(978,611)	(77,394)
Cancellation of shares returned to treasury at $0.001 per share	(1,387,500)	(1,388)	463		(925)
Recapitalization transactions
Shares issued prior to recapitalization
Issuance of stock for cash at $0.0005 per share	93,750,000	93,750	(43,750)		50,000
Issuance of stock under private placement for cash at $0.0333 per share	600,000	600	199,400		200,000
Issuance of stock under private placement for cash at $0.6667 per share	862,500	863	574,138		575,000
	95,212,500	95,213	729,788		825,000
Cancellation of shares	(54,862,500)	(54,863)	54,863
Recapitalization adjustment (Note 3)			(305,127)		(305,127)
Issuance of stock under private placement for cash at $0.6667 per share	450,000	450	299,550		300,000
Issuance of stock under private placement for cash at $0.3787 per share	528,170	528	199,472		200,000
Issuance of stock under private placement for cash at $0.2384 per share	419,463	419	99,581		100,000
Issuance of stock for assignment of farmout agreement at $0.30 per share	1,500,000	1,500	448,500		450,000
Net loss				(1,163,678)	(1,163,678)
Balance August 31, 2007	$88,360,133	$88,360	$2,381,805	$(2,142,289)	$327,876

The accompanying notes are an integral part of these consolidated financial statements.

WESTERN STANDARD ENERGY CORP.
(formerly Lusora Healthcare Systems Inc.)
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
August 31, 2007

1.           NATURE OF BUSINESS AND CONTINUANCE OF OPERATIONS

Western Standard Energy Corp. (the “Company”) (formerly Lusora Healthcare Systems Inc.) was incorporated on February 2, 2005 under the laws of the State of Nevada. Effective June 23, 2006, the Company merged with Lusora Corp., a private Nevada corporation, for the sole purpose of effecting a name change to Lusora Healthcare Systems Inc. to better reflect the intended future direction and business of the Company.

On November 30, 2006, the Company acquired 100% of the issued and outstanding common stock of Lusora, Inc, a private Nevada company incorporated on October 16, 2003, and its wholly-owned subsidiary, Lusora Limited, a private United Kingdom company incorporated on November 1, 2005, (together called “LUS”) pursuant to a share exchange agreement entered into with the shareholders of LUS (Note 3). Both of these companies were in the development stage and involved in the design and development of a wireless healthcare monitoring system for protection of an independent lifestyle for elderly persons while enabling relatives and professional care givers to stay in constant contact.

On September 7, 2007, the Company merged with its newly incorporated subsidiary, Western Standard Energy Corp., a private Nevada corporation, for the sole purpose of effecting a name change to Western Standard Energy Corp. to better reflect the intended future direction and business of the Company. Consequently, the Company became an independent oil and gas exploration company aiming to secure and develop a portfolio of oil and gas properties throughout the United States. On August 30, 2007, the Company entered into a farmout agreement with Coastal Petroleum Company (“CPC”) to drill four step-out wells in the Starbuck Prospect in the Valley County Shallow Gas assembly in Montana provided the initial test well is successful. On September 25, 2007, the Company signed a memorandum of intent with Oil for America LLC to acquire two leases in the Lodgepole Reef prospects in Stark County, North Dakota.

In addition on September 7, 2007, the Company affected a one and one-half for one forward stock split (1.5:1) of its authorized, issued and outstanding common stock resulting in all share and per share information in these financial statements being presented on a retroactive basis as if the stock split took place at the beginning of all periods presented.

Going concern

These consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles, on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at August 31, 2007, the Company was still in the exploration stage and had a working capital deficiency of $123,449 and has incurred losses since inception of $2,142,289. Further losses are anticipated in the development of its business and there can be no assurance that the Company will be able to achieve or maintain profitability. The continuing operations of the Company and the recoverability of the carrying value of assets is dependent upon the ability of the Company to obtain necessary financing to fund its working capital requirements, and upon future profitable operations. The accompanying financial statements do not include any adjustments relative to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty. There is no assurance that capital will be available as necessary to meet the Company’s working capital requirements or, if the capital is available, that it will be on terms acceptable to the Company. The issuances of additional equity securities by the Company may result in dilution in the equity interests of its current shareholders. Obtaining commercial loans, assuming those loans would be available, will increase the Company's liabilities and future cash commitments. If the Company is unable to obtain financing in the amounts and on terms deemed acceptable, the business and future success may be adversely affected.

Management’s plan over the next twelve months is dependent upon continuing to raise sufficient new capital by means of private placements of common stock required to fund its oil and gas exploration and development expenditures and its ongoing operating losses.

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)           Basis of presentation and consolidation
These consolidated financial statements and related notes are presented in accordance with generally accepted accounting principles in the United States of America (“US”) and are expressed in US dollars. The Company is an exploration stage company as defined by Statement of Financial Accounting Standard (“SFAS”) No. 7, “Accounting and Reporting by Development Stage Enterprises” and has not realized any revenues from its planned operations. These financial statements include the accounts of the Company and its wholly-owned US subsidiary, Lusora Inc, which was acquired by share exchange on November 30, 2006 along with its wholly-owned United Kingdom subsidiary, Lusora Limited. All inter-company transactions and account balances have been eliminated on consolidation. The fiscal year end of both the Company and its subsidiaries is August 31.

(b)           Use of estimates and assumptions
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(c)           Financial instruments
The Company’s financial instruments consist of cash, accounts payable and accrued liabilities. It is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of these financial instruments approximates their carrying values due to the relatively short maturity of these instruments.

(d)           Oil and gas properties
The Company utilizes the full cost method to account for its investment in oil and gas properties. Accordingly, all costs associated with acquisition, exploration and development of oil and gas reserves, including such costs as leasehold acquisition costs, capitalized interest costs relating to unproven properties, geological expenditures, tangible and intangible development costs (including direct internal costs), are capitalized into the full cost pool. As of August 31, 2007, the Company has no properties with proven reserves. When the Company commences production from established proven oil and gas reserves, capitalized costs, including estimated future costs to develop the reserves and estimated abandonment costs net of salvage, will be depleted on the units-of-production method using estimates of proven reserves. Investments in unproved properties and major development projects, including capitalized interest if any, are not depleted until proven reserves associated with the projects can be determined. If the future exploration of unproven properties are determined to be uneconomical, the amount of such properties is added to the capital costs to be depleted. As of August 31, 2007, all of the Company’s oil and gas properties were unproven and excluded from depletion.

The capitalized costs included in the full cost pool are subject to a “ceiling test”, which limits such costs to the aggregate of the estimated present value, using a 10% discount rate, of the future net revenues from the proven reserves, based on current economic and operating conditions plus the lower of cost and estimated net realizable value of unproven properties.

Sales of proven and unproven properties are accounted for as adjustments of capitalized costs with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proven reserves of oil and gas, in which case the gain or loss is recognized in the statement of operations.

(e)           Equipment
Computer equipment is recorded at cost less accumulated depreciation. Depreciation is computed on the basis of cost less residual value over its estimated useful life of four years from the date of acquisition.

(f)           Foreign Currency Translation
The Company’s and its United States subsidiaries functional and reporting currency is the United States dollar. The functional currency of the Company’s United Kingdom subsidiary is the Pound Sterling. The financial statements of the subsidiary are translated to United States dollars in accordance with SFAS No. 52 “Foreign Currency Translation” using period-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues and expenses. Foreign currency transaction gains (losses) and translation gains (losses) are both included in current operations. Foreign currency transactions are primarily undertaken in Pounds Sterling. The Company has not, to the date of these financials statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

(g)           Product development
Product developments costs are charged to expense when incurred and consist primarily of direct materials and personnel costs, contract services and indirect costs.

(h)           Deferred income taxes
The Company follows the asset and liability method of accounting for income taxes as set forth in SFAS No. 109, “Accounting for Income Taxes”. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances. Deferred tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statement of operations in the period that includes the date of enactment or substantial enactment. For deferred tax assets, the full amount of the potential future benefit is recorded; then a valuation allowance is used to adjust for the probability of realization.

(i)           Loss per share
The Company computes net loss per share in accordance with SFAS No. 128, “Earnings per Share”, which requires presentation of both basic and diluted loss per share (“LPS”) on the face of the statement of operations. Basic LPS is computed by dividing the net loss available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted LPS gives effect to all potentially dilutive common shares outstanding during the period, including convertible debt, stock options and warrants, using the treasury stock method. The computation of diluted LPS does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect on LPS.

(j)           Long-Lived Assets
In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the carrying value of intangible assets and other long-lived assets is reviewed on a regular basis for the existence of facts or circumstances that may suggest impairment. The Company recognizes impairment when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset. Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value.

(k)           Asset Retirement Obligations
The Company accounts for asset retirement obligations in accordance with the provisions of Statement of Financial Accounting Standard (SFAS) No. 143 “Accounting for Asset Retirement Obligations”. SFAS No. 143 requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs an obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and/or normal use of the assets. As at August 31, 2007, the Company has not recognized any amount for asset retirement obligations.

(l)           Comparative figures
Certain comparative figures have been reclassified to conform to the current year’s presentation.

(m)           Stock-based compensation
The Company has not adopted a stock option plan and therefore has not granted any stock options. Accordingly, no stock-based compensation has been recorded to date.

(n)           Recent accounting pronouncements
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities”. This statement permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company does not expect the implementation of SAB No. 108 will have any material impact on its financial position and results of operations.

3.           SHARE EXCHANGE AGREEMENT WITH SHAREHOLDERS OF LUSORA, INC.

On November 30, 2006, the Company completed the acquisition of 100% of the issued and outstanding common stock of LUS pursuant to a share exchange agreement (the “Agreement”) with the shareholders of LUS. In accordance with the Agreement, the Company cancelled 54,862,500 common shares owned by a present director and shareholder without consideration and issued 45,112,500 common shares to the shareholders of LUS. This was done in exchange for the acquisition by the Company of all issued and outstanding common shares of LUS on a share-for-share basis. There was no cash involved in the transaction.

After the closing, the Company had 85,462,500 common shares issued and outstanding, of which 46,500,000 were held by the former shareholders of LUS, resulting in LUS shareholders holding 54.4% of the issued and outstanding common shares of the Company. Accordingly, the share exchange was deemed to be a corporate reorganization and was accounted for as a recapitalization of LUS, which is similar to reverse acquisition accounting, whereby LUS is treated as the accounting parent (legal subsidiary) and the Company is treated as the accounting subsidiary (legal parent). This means the consolidated results of operations of the Company going forward will include those of LUS for the period from its inception on October 16, 2003 and those of the Company from the closing date of the recapitalization on November 30, 2006. LUS, the acquired entity, is regarded as the predecessor and continuing entity as of November 30, 2006. The fiscal year end of LUS, its United Kingdom subsidiary, and the Company is August 31.

As part of the share exchange agreement, the net assets of the Company acquired by LUS amounted to $549,946 as of November 30, 2006 as follows:

Cash and cash equivalents	$351,636
Prepaid expenses	31,650
Equipment	2,412
Investment in LUS	30,075
Due from related parties	218,270
Less: Accounts payable and accrued liabilities	(84,097)
Net assets acquired	$549,946

The recapitalization adjustment of $305,127 was charged to additional paid-in capital on consolidation and is comprised of the following equity amounts of the Company:

Accumulated deficit from date of inception (February 2, 2005)
to August 31, 2006	$(158,805)
Loss for three months ended November 30, 2006 prior to
corporate reorganization	(154,322)
Donated capital	8,000
Recapitalization adjustment	$(305,127)

4.           OIL AND GAS PROPERTY

The Company’s oil and gas property is located in the United States and is uproven. At August 31, 2007, the capitalized cost of $450,000 was paid in shares of the Company for the assignment of a farmout agreement to the Company that Power Energy Enterprises SA had with CPC relating to approximately 42,000 acres on the Starbuck Prospect in the Valley County Shallow Gas Assembly in the State of Montana owned by CPC.

Under terms of the farmout agreement with CPC signed on August 30, 2007, the Company will pay 100% of the test well costs, including associated lease rentals, to begin the process of proving out the Starbuck Prospect. In return, the Company will receive a 100% undivided working interest in the test well before payout and an 80% working interest after payout. The test well drilling and lease rental costs of $384,000 was paid in advance by the Company to CPC on October 11, 2007, following receipt of the required drilling permits from the United States Bureau of Land Management (See Note 8).

Within 30 days of the test well completion, the Company may elect to purchase a 50% undivided working interest in all the leases owned by CPC in its Valley County Shallow Gas Assembly for $1,000,000. If the Company so elects, the total purchase price will be paid to CPC in five installments of $200,000 each over the drilling period of the four step-out wells. The Company and CPC will each pay 50% of the cost of these wells and revenues will also be shared equally.

Either party may propose to drill another well within CPC’s Montana lease assembly or other acreage of mutual interest which may be acquired. The same 50/50 cost-revenue sharing arrangements will apply and each party may opt-in or -out of the proposed wells on a well by well basis. CPC will be the operator of the leases for the joint account of both companies, except where CPC declines to participate in a particular well or wells. In this case, the Company may elect to become the owner-operator of such wells.

5.           RELATED PARTY TRANSACTIONS

At August 31, 2007, the Company owed $nil to directors and senior officers. At August 31, 2006, the Company was owed $118,680 by its US subsidiary, Lusora Inc., which amount was unsecured, non-interest bearing and repayable on demand. This amount is eliminated on consolidation following the corporate reorganization on November 30, 2006 (See Note 3).

During the year ended August 31, 2007, the Company’s directors and officers were paid management fees and benefits of $522,952, including $50,000 as part of the resignation settlement with a former director and senior officer of the Company. Of this total amount, $187,584 was reclassified as product development expenses. The comparative figures for August 31, 2006 were $202,470 for management fees and benefits and $99,143 for reclassification as product development expenses.

All related party transactions are conducted in the ordinary course of business and measured at the exchange amount, which is the consideration established and agreed to by the related parties.

6.           COMMON STOCK

Common Shares

On September 7, 2007, the Company affected a one and one-half for one forward stock split (1.5:1) of its authorized, issued and outstanding common stock resulting in all share and per share information in these financial statements being presented on a retroactive basis as if the stock split took place at the beginning of all periods presented.

At August 31, 2007, the authorized common stock of the Company was 2,812,500,000 voting shares with $0.001 par value of which 88,360,133 were issued and outstanding.

During its inception year ended August 31, 2004, the Company issued 11 share of common stock to its founding shareholder for nominal value.

During the year ended August 31, 2005, the changes in common stock were as follows:

(i)	26,999,999 common shares were issued to the Company’s founding shareholder for cash consideration of $18,000.

(ii)	562,500 common shares were issued for management fees of $375.

During the year ended August 31, 2006, the changes in common stock were as follows:

(i)	4,500,000 common shares were issued for management fees of $3,000.

(ii)	2,812,500 common shares were issued at $0.0335 per share for debt settlement of $94,310.

(iii)	11,625,000 common shares were issued at $0.0676 per share for debt settlement of $785,532.

During the year ended August 31, 2007, the changes in common stock were as follows:

(i)	On October 27, 2006, 1,387,500 common shares held by a former director were cancelled without consideration prior to the November 30, 2006 corporate reorganization;

(ii)

On November 30, 2006, 45,112,500 shares were issued pursuant to a share exchange agreement to the shareholders of LUS, representing 54.4% of the Company’s outstanding shares at the time, in exchange for 100% of the shares of LUS. Concurrently, 54,862,500 shares held by a present director and shareholder were cancelled without consideration (see Note 3);

Prior to this corporate reorganization, the Company’s share issuances were as follows:

a)           93,750,000 shares were issued to its founding shareholders for $50,000.

b)           600,000 units were issued at a price of $0.333 per unit for $200,000 under a private placement agreement. Each unit consists of one common share and one non-transferable share purchase warrant entitling the holder to purchase one additional common share at an exercise price of $0.667 for a period of two years. No value was attributed to the warrants issued as part of this unit placement.

c)           862,500 units were issued at a price of $0.667 per unit for $575,000 under two private placement agreements. Each unit consists of one common share and one non-transferable share purchase warrant entitling the holder to purchase one additional common share at an exercise price of $1.333 for a period of two years. No value was attributed to the warrants issued as part of these unit placements.

(iii)

On February 15, 2007, 450,000 units were issued at a price of $0.667 per unit for cash consideration of $300,000 under a private placement. Each unit consists of one common share and one non-transferable share purchase warrant entitling the holder to purchase one additional common share at an exercise price of $1.00 for a period of three years. No value was attributed to the warrants issued as part of this unit placement.

On April 30, 2007, the Company entered into a Share Issuance Agreement for up to $3 million in gross proceeds. Under this agreement, the subscriber agreed to advance funds on the Company’s request until completion date of April 29, 2008 in exchange for units in the common stock of the Company. Each unit will consist of one common share and one non- transferable common share purchase warrant. The shares will be priced at 80% of the volume weighted average trading price for the ten trading days immediately preceding the Company’s request and the warrant entitles the holder to purchase one additional common share at 150% of the related share price for a period of three years from the date of each closing.

(iv)

On May 17, 2007, 528,170 units were issued at a price of $0.379 per unit for cash consideration of $200,000 under the April 30, 2007 Share Issuance Agreement per (iv) above. Each unit consists of one common share and one non-transferable share purchase warrant entitling the holder to purchase one additional common share at $0.567 per share for a period of three years. No value was attributed to the warrants issued as part of this unit placement.

(v)

On July 24, 2007, 419,463 units were issued at a price of $0.240 per unit for cash consideration of $100,000 under the April 30, 2007 Share Issuance Agreement per (iv) above. Each unit consists of one common share and one non-transferable share purchase warrant entitling the holder to purchase one additional common share at $0.360 per share for a period of three years. No value was attributed to the warrants issued as part of this unit placement.

(vi)

On August 22, 2007, 1,500,000 common shares were issued to Power Energy Enterprises SA for assignment to the Company of its farmout agreement with CPC on leases owned by CPC in the Valley County Shallow Gas assembly in Montana. The shares were issued when the market price was $0.300 per share and the excess over par value was credited to additional paid-in capital;

Share Purchase Warrants
At August 31, 2007 the Company had 2,860,133 share purchase warrants outstanding (2006 – 600,000) entitling the holder to purchase 2,860,133 common shares. The following table provides continuity of the warrants issued and outstanding during the year ended August 31, 2007:

			Number of		Number of
		Exercise	Shares		Shares
		Price	Issuable at		Issuable at
Issue Date	Expiry Date		August 31,	Issued	August 31,
			2006		2007

Aug 14, 2006	Aug 13, 2008	$0.667	600,000		600,000
Sept 25, 2006	Sept 24, 2008	$1.333	-	750,000	750,000
Nov 9, 2006	Nov 8, 2008	$1.333	-	112,500	112,500
Feb 15, 2007	Feb 14, 2010	$1.000	-	450,000	450,000
May 17, 2007	May16, 2010	$0.567	-	528,170	528,170
Jul 24, 2007	Jul 23, 2010	$0.360	-	419,463	419,463

	Totals		600,000	2,260,133	2,860,133

The weighted average exercise price and remaining life of the share purchase warrants is $0.86 and 1.84 years, respectively.

The changes in common stock and share purchase warrants subsequent to August 31, 2007 are disclosed in Note 8.

7.           INCOME TAXES

At August 31, 2007, the Company had accumulated non-capital loss carry-forwards of approximately $2,445,000, which are available to reduce taxable income in future taxation years. These losses begin to expire in 2024 after a carry forward period of 20 years. The Company is required to compute the deferred tax benefits from non-capital loss carry-forwards. However, due to the uncertainty of realization of these loss carry-forwards, a full valuation allowance has been provided for this deferred tax asset.

At August 31, 2007 and 2006, the components of the deferred tax asset, the statutory tax rate, the effective tax rate and the elected amount of the valuation allowance are shown below:

	August 31,	August 31
	2007	2006

Non-capital tax loss carry forwards	$2,445,000	$1,137,000
Statutory tax rate	35%	35%
Effective tax rate	–	–
Deferred tax asset	855,750	397,950
Less: valuation allowance	(855,750)	(397,950)
Net deferred tax asset	$–	$–

8.           SUBSEQUENT EVENTS

The changes in common stock subsequent to August 31, 2007 were as follows:

(i)

On September 10, 2007, 576,923 units were issued at a price of $0.26 per unit for cash consideration of $150,000 under the April 30, 2007 Share Issuance Agreement above. Each unit consists of one common share and one non-transferable share purchase warrant entitling the holder to purchase one additional common share at $0.39 per share for a period of three years. No value was attributed to the warrants issued as part of this unit placement.

Following this transaction, the April 30, 2007 Share Issuance Agreement identified in Note 6 was discontinued and is no longer in effect due to the change in the Company’s business plan from developing a wireless healthcare monitoring system to exploring and developing oil and gas properties

(ii)

On September 27, 2007 and October 18, 2007, the Company cancelled 3,234,375 common shares held by two former employees following their resignations from the healthcare systems business in July 2007. In addition, the Company paid $50,000 to one of these former employees, who was also a director and officer, as part of the final settlement;

(iii)

On October 10, 2007, 1,100,000 units were issued at a price of $0.40 per unit for cash consideration of $440,000 under a private placement agreement. Each unit consists of one common share and one non-transferable share purchase warrant entitling the holder to purchase one additional common share at $0.60 per share for a period of two years. No value was attributed to the warrants issued as part of this unit placement.

(iv)

On November 5, 2007, 500,000 units were issued at a price of $0.40 per unit for cash consideration of $200,000 under a private placement agreement. Each unit consists of one common share and one non-transferable share purchase warrant entitling the holder to purchase one additional common share at $0.60 per share for a period of two years. No value was attributed to the warrants issued as part of this unitplacement.

Other events occurring subsequent to August 31, 2007 were as follows:

(i)

On October 1, 2007, the Company entered into a management consulting agreement for services typically performed by a Senior Vice-President of Exploration in the oil and gas industry. Under the terms of this twelve month agreement, the consultant will be paid a monthly fee of $3,000 and will be granted 100,000 stock options, once a stock option plan is implemented, upon reaching the first anniversary date, and a further 100,000 stock options upon reaching the second anniversary date, provided the agreement is extended beyond the initial twelve month term.

(ii)

On October 3, 2007, the Company entered into a twelve month contract for market research services. The total cost was $18,000 of which $9,000 (paid) was required as down payment with the balance payable upon completion of the agreement.

(iii)

On October 11, 2007, the Company paid $384,000 for the drilling and associated lease rental costs of a test well on the Starbuck Prospect in Montana pursuant to the terms of a farmout agreement with CPC dated August 30, 2007 (Note 4a).

(iv)

On November 9, 2007, the Company signed an assignment agreement and a farmout agreement with CPC to pay $40,000 (paid) for two lease prospects in Stark County, North Dakota, near the existing Lodgepole Reef production.

(v)	On November 28, 2007. the Company merged with its US subsidiary, Lusora Inc., to consolidate its US assets.

(vi)

On December 4, 2007, the Company entered into a memorandum of understanding with CPC to pay $80,000 for four lease prospects in Slope County, North Dakota, near the existing Lodgepole Reef production. $40,000 of this amount for the first two prospects will come from the funds already advanced to CPC for drilling completion of the test well in Valley County, Montana. This drilling has been delayed until permits become available in the Spring 2008. The $40,000 balance for the other two Slope County prospects is not payable until March 2008.

(vii)

On December 11 and 12, 2007, the Company signed an assignment agreement and a farmout agreement with CPC covering the first two leases in Slope County, North Dakota in accordance with the November 29, 2007 memorandum of understanding above.

–  22 –

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

Item 8A. Controls and Procedures.

As required by Rule 13a-15 under the Exchange Act, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as at August 31, 2007, which is the end of the period covered by this report. This evaluation was carried out under the supervision and with the participation of our board of directors. Based on this evaluation, we have concluded that the design and operation of our disclosure controls and procedures are effective as at the end of the period covered by this report. There were no changes in our internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting in our most recent fiscal quarter.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by our company in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Item 8B. Other Information.

There has been no other information that has not already been reported by current report on Form 8-K. For a summary or recent events, please refer to the section titled Recent Corporate Developments.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS , CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Directors and Executive Officers, Promoters and Control Persons

As at August 31, 2007, our directors and executive officers, their ages, positions held, and duration of such, are as follows:

Name	Position Held with our Company	Age	Date First Elected or Appointed
Dan Bauer	President, Secretary, Treasurer and Director	35	May 18, 2006
Julian Lee	Chief Financial Officer and Director	36	November 29, 2006

Business Experience

The following is a brief account of the education and business experience of each director and executive officer during at least the past five years, indicating each person's principal occupation during the period, and the name and principal business of the organization by which he was employed.

–  23 –

Dan Bauer

Mr. Bauer has held several senior positions in the technology and telecom industries during the past 12 years. Mr. Bauer has held executive positions with Lusora Inc. since its founding in 2003. Formerly the Chief Executive Officer of Quartez Limited, which Mr. Bauer led through its acquisition in April 2002, turnaround and sale to the UK’s largest newspaper publisher, Trinity Mirror plc in April 2003. Prior to his role at Quartez, he was Head of Operator Relations at Hutchison 3G UK Limited during April of 2001 through February 2002; a Director of European Business Development at Commtouch, Inc. from March 2000 through April 2001; and a Senior Project Manager at Retalix Limited from April 1998 through March 2000. Mr. Bauer studied at the University of Western Ontario from 1991 through 1993.

Julian Lee

Mr. Lee has six years experience in financing and building hi-tech and healthcare businesses. He previously worked for three years in the UK Audit Division of Deloitte & Touche LLP before leaving to join EFG Corporate Finance (formerly PBTC Corporate Finance), where he provided corporate finance and advisory services. Julian then worked for Elderstreet, a venture capital and corporate advisory firm that advises, raises money for, and invests in hi-tech and software businesses, and Fifth Avenue Capital, a New York and London based Venture Capital fund specializing in early stage companies. He recently co-founded Wound Solutions Ltd, which has recently completed an institutional fundraising in a $20 million transaction, and Creswell Medical Ltd, which is developing a chain of private, primary care medical centers. Mr. Lee has a Masters degree from Cambridge University and is a Chartered Accountant.

Term of Office

Our directors are appointed indefinitely unless revoked by notice in writing to our corporation or they are removed from the board of directors by a general meeting of stockholders.

Family Relationships

There are no family relationships among our directors or executive officers.

Committees of the Board of Directors

All proceedings of the board of directors for the year from inception to August 31, 2007, were conducted by resolutions consented to in writing by the board of directors and filed with the minutes of the proceedings of the directors. Our company currently does not have nominating, compensation or audit committees or committees performing similar functions nor does our company have a written nominating, compensation or audit committee charter. Our board of directors does not believe that it is necessary to have such committees because it believes that the functions of such committees can be adequately performed by the board of directors.

Our company does not have any defined policy or procedural requirements for shareholders to submit recommendations or nominations for directors. The board of directors believes that, given the stage of our development, a specific nominating policy would be premature and of little assistance until our business operations develop to a more advanced level. Our company does not currently have any specific or minimum criteria for the election of nominees to the board of directors and we do not have any specific process or procedure for evaluating such nominees. The board of directors will assess all candidates, whether submitted by management or shareholders, and make recommendations for election or appointment.

A shareholder who wishes to communicate with our board of directors may do so by directing a written request addressed to our president, Dan Bauer, at the address appearing on the first page of this annual report.

–  24 –

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Exchange Act requires our executive officers and directors and persons who own more than 10% of a registered class of our equity securities to file with the SEC initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common stock and other equity securities, on Forms 3, 4 and 5 respectively. Executive officers, directors and greater than 10% shareholders are required by the SEC regulations to furnish us with copies of all Section 16(a) reports that they file.

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that all filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with, with the exception of the following:

Name	Number of Late Reports	Number of Transactions Not Reported on a Timely Basis	Failure to File Requested Forms
Dan Bauer	0	0	N/A
Julian Lee	1[1]	1	N/A
Joseph Bauer	1[2]	1	1

1 Initial Form 3 was filed late
2 Joseph Bauer has not filed any insider reports

ITEM 10. EXECUTIVE COMPENSATION.

The particulars of compensation paid to the following persons:

  our principal executive officer;
  each of our two most highly compensated executive officers who were serving as executive officers at the end of the year ended August 31, 2007; and
  up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the most recently completed financial year, who we will collectively refer to as the named executive officers, of our years ended August 31, 2007 and 2006, are set out in the following summary compensation table:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensa- tion ($)	Total ($)
Dan Bauer President, CEO, Treasurer & Secretary	2007 2006	$190,168 $ 94,292	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	$ 39,100 (1) $ 3,222	$229,168 $97,514
Julian Lee CFO	2007 2006	$ 27,000 $ Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	$27,000 Nil
Scott Gurley Former COO	2007 2006	$149,548	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	$ 61,255 (2)	$210,803 Nil

(1)	Other compensation for Dan Bauer includes home office rent allocation and an automobile allowance

(2)	Other compensation for Scott Gurley includes private medical coverage and a $50,000 settlement paid on his resignation.

–  25 –

As at August 31, 2007, we had not adopted any equity compensation plan and no stock, options, or other equity securities were awarded to our executive officers except as listed below.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
Dan Bauer	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Julian Lee	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil

Director Compensation

Directors of our company may be paid for their expenses incurred in attending each meeting of the directors. In addition to expenses, directors may be paid a sum for attending each meeting of the directors or may receive a stated salary as director. No payment precludes any director from serving our company in any other capacity and being compensated for such service. During the year ended August 31, 2007, we did not pay any compensation or grant any stock options to our directors.

Employment Contracts

Other than as described below, we are not party to any employment contracts with our directors and officers.

On November 30, 2006, we entered into an employment agreement with Julian Lee as a director and principle financial officer. The agreement is of an indeterminate duration. Mr, Lee will be paid $3000 per month for carrying out his duties as director and principle financial officer. He may also receive bonuses at the discretion of the Board of Directors.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

As of December 13, 2007, there were 87,302,688 shares of our common stock outstanding. The following table sets forth certain information known to us with respect to the beneficial ownership of our common stock as of that date by (i) each of our directors, (ii) each of our executive officers, and (iii) all of our directors and executive officers as a group. Except as set forth in the table below, there is no person known to us who beneficially owns more than 5% of our common stock. The number of shares beneficially owned is determined under rules of the SEC and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the individual has the sole or shared voting power or investment power and any shares which the individual has the right to acquire within 60 days of August 31, 2007 through the exercise of any stock option or other right. Unless otherwise noted, we believe that each person has sole investment and voting power (or shares such powers with his or her spouse) with respect to the shares set forth in the following table:

–  26 –

Title of Class of Shares	Name and Address of beneficial owner	Amount and Nature of Beneficial Ownership	Percentage of Class[1]
	Directors and Officers
common shares	Dan Bauer 2 Sheraton Street London, England W1F 8BH	1,483,125 Direct	1.7%
common shares	Dan Bauer 2 Sheraton Street London, England W1F 8BH	26,904,375 Direct	30.82%
common shares	Julian Lee 30 Roland Gardens London, England SW7 3PL	2,812,500 Direct	3.22%
common shares	Directors and Executive Officers as a Group	31,200,000	35.74%
	Shareholders of more than 5%
common shares	Joseph Bauer 46 Arnhem Wharf London, England E14 3Vg	11,625,000	3.22%

1 Percentage of ownership is based on 87,302,688 common shares issued and outstanding as of December 13, 2007

Securities Authorized for Issuance Under Equity Compensation Plans

We have not adopted a stock option plan and have not granted any stock options. Accordingly, no stock based compensation has been recorded to date.

Equity Compensation Plan Information as at August 31, 2007

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity Compensation Plans approved by security holders	N/A	N/A	N/A
Equity Compensation Plans not approved by security holders	N/A	N/A	N/A
Total	Nil	Nil	Nil

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Except as disclosed herein, there have been no transactions or proposed transactions in which the amount involved exceeds the lesser of $120,000 or 1% of the average of our total assets at year-end for the last three completed fiscal years in which any of our directors, executive officers or beneficial holders of more than 5% of the outstanding shares of our common stock, or any of their respective relatives, spouses, associates or affiliates, has had or will have any direct or material indirect interest.

–  27 –

Director Independence

Our common stock is listed on the OTC Bulletin Board inter-dealer quotation system, which does not have director independence requirements. For purposes of determining director independence, we have applied the definitions set out in NASDAQ Rule 4200(a)(15). Under NASDAQ Rule 4200(a)(15), a director is not considered to be independent if he or she is also an executive officer or employee of the company. The members of our board of directors also act as executive officers so we currently do not have any independent directors.

ITEM 13. EXHIBITS

Exhibits required by Item 601 of Regulation S-B

Exhibit No.	Description
(3)	Articles of Incorporation and By-laws
3.1	Articles of Incorporation (incorporated by reference from our Registration Statement on Form SB-2, filed on November 2, 2005)
3.2	Bylaws (incorporated by reference from our Registration Statement on Form SB-2, filed on November 2, 2005)
3.3	Articles of Merger (incorporated by reference by our current report on Form 8-K filed on June 28, 2006)
3.4	Certificate of Change (incorporated by reference by our current report on Form 8-K filed on June 28, 2006)
3.5	Certificate of Change (incorporated by reference by our current report on Form 8-K filed on July 7, 2007)
3.6	Articles of Merger (incorporated by reference by our current report on Form 8-K filed on July 7, 2007)
3.7*	Articles of Merger
(4)	Instruments defining rights of security holders, including indentures
4.1	Specimen ordinary share certificate (incorporated by reference from our Registration Statement on Form SB-2, filed on November 2, 2005)
(10)	Material Contracts
10.1	Form of Subscription Agreement (incorporated by reference by our current report on Form 8-K filed on August 15, 2006)
10.2	Form of Subscription Agreement (incorporated by reference by our current report on Form 8-K filed on September 26, 2006)
10.3	Promissory Note (incorporated by reference by our current report on Form 8-K filed on October 3, 2006)
10.4	Lease Agreement (incorporated by reference by our current report on Form 8-K filed on November 29, 2006)
10.5	Form of Subscription Agreement (incorporated by reference by our current report on Form 8-K filed on November 29, 2006)
10.6	Employment Agreement with Scott Gurley (incorporated by reference by our current report on Form 8-K filed on November 29, 2006)
10.7	Employment Agreement with Derek Barber (incorporated by reference by our current report on Form 8-K filed on November 29, 2006)
10.8	Share Exchange Agreement (incorporated by reference by our current report on Form 8-K filed on November 29, 2006)
10.9	Share Issuance Agreement with Global (incorporated by reference by our current report on Form 8- K filed on May 15, 2007)
10.10	Letter of Intent (incorporated by reference by our current report on Form 8-K filed on May 17, 2007)
10.11	Private Placement Subscription Agreement (incorporated by reference by our current report on Form 8-K filed on May 23, 2007)

–  28 –

Exhibit No.	Description
10.12	Office Lease and Services Agreement (incorporated by reference by our quarterly report on Form 10-QSB filed on July 16, 2007)
10.13	Assignment Agreement between Power Energy Enterprises SA and Lusora Healthcare Systems Inc. (incorporated by reference by our current report on Form 8-K filed on September 4, 2007)
10.14	Farmout Agreement between Coastal Petroleum Company and Lusora Healthcare Systems Inc. (incorporated by reference by our current report on Form 8-K filed on September 4, 2007)
10.15	Private Placement Subscription Agreement (incorporated by reference by our current report on Form 8-K filed on October 16, 2007)
10.16	Warrant Certificate (incorporated by reference by our current report on Form 8-K filed on October 16, 2007)
10.17	Private Placement Subscription Agreement (incorporated by reference by our current report on Form 8-K filed on November 11, 2007)
10.18	Warrant Certificate (incorporated by reference by our current report on Form 8-K filed on November 11, 2007)
10.1	Memorandum of Understanding with Coastal Petroleum, dated November 29, 2007, signed December 4 (incorporated by reference by our current report on Form 8-K filed on December 11, 2007)
10.2	Letter from Western Standard Energy Corp. to Coastal Petroleum Company, dated November 28, 2007 (incorporated by reference by our current report on Form 8-K filed on December 11, 2007)
10.3

Assignment Agreement between Coastal Petroleum Company and Western Standard Energy Corp., dated November 7, 2007 (incorporated by reference by our current report on Form 8-K filed on December 11, 2007)

10.4	Farmout Agreement between Oil For America and Western Standard Energy Corp., dated November 9, 2007 (incorporated by reference by our current report on Form 8-K filed on December 11, 2007)
10.5	Assignment Agreement between Oil For America and Western Standard Energy Corp., dated November 7, 2007 (incorporated by reference by our current report on Form 8-K filed on December 11, 2007)
10.6 *	Farmout Agreement between Coastal Petroleum Company and Western Standard Energy Corp., dated December 11, 2007
10.7 *	Assignment Agreement between Coastal Petroleum Company and Western Standard Energy Corp., dated December 12, 2007
(21)	List of Subsidiaries
21.1	Western Standard Energy Limited, incorporated in the UK
(31)	Section 302 Certification
31.1*	Certification Statement of the Chief Executive Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002
31.2*	Certification Statement of the Principal Accounting Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002
(32)	Section 906 Certification
32.1*	Certification Statement of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002
32.2*	Certification Statement of the Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002

*Filed herewith

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed for the two most recently completed fiscal years ended August31, 2006 and August 31, 2007 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included our annual report on Form 10-KSB and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended August 31, 2007	Year Ended August 31, 2006
Audit Fees and Audit Related Fees	$29,714	$16,286
Tax Fees	Nil	Nil
All Other Fees	Nil	Nil
Total	$29,714(1)	$16,286

(1)Audit fee for year ended August 31, 2007 has not been billed to us yet

Policy on Pre-Approval by the Board of Services Performed by Independent Auditors

We do not use Dale Matheson Carr-Hilton Labonte LLP (“Dale Matheson”) for financial information system design and implementation. These services, which include designing or implementing a system that aggregates source data underlying the financial statements or generates information that is significant to our financial statements, are provided internally or by other service providers. We do not engage Dale Matheson to provide compliance outsourcing services.

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before Dale Matheson is engaged by us to render any auditing or permitted non-audit related service, the engagement be:

  approved by our board of directors; or,

  entered into pursuant to pre-approval policies and procedures established by the board of directors, provided the policies and procedures are detailed as to the particular service, the board of directors is informed of each service, and such policies and procedures do not include delegation of the board of directors' responsibilities to management.

The board of directors pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by the board of directors either before or after the respective services were rendered.

The board of directors has considered the nature and amount of fees billed by Dale Matheson and believes that the provision of services for activities unrelated to the audit is compatible with maintaining our independence.

–  30 –

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WESTERN STANDARD ENERGY CORP.

By /s/ Dan Bauer
Dan Bauer
President, Secretary and Treasurer
Principal Executive Officer
December 13, 2007

WESTERN STANDARD ENERGY CORP.

By /s/ Julian Lee
Julian Lee
Principal Financial Officer
Principal Accounting Officer
December 13, 2007