Form 10QSB
period 2007-11-30
Western Standard Energy Corp.
filed 2008-01-22
CIK 1343254

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2007

OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _____________to _____________

Commission file number 000-51736

WESTERN STANDARD ENERGY CORP.
(Exact name of small business issuer as specified in its charter)

Nevada	20-5854735
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

2 Sheraton Street, London UK W1K 3AJ
(Address of principal executive offices)

44 207 479 4800
(Issuer’s telephone number)

N/A
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

Check whether the registrant filed all documents and reports required to be filed by Section l2, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 87,302,688 shares of common stock issued and outstanding as of January 9, 2008

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [ ]

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WESTERN STANDARD ENERGY CORP.
(Formerly Lusora Healthcare Systems, Inc.)
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS

	November 30,	August 31,
	2007	2007
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$34,338	$3,475
Other receivables	18,977	-
Prepaid expenses	6,675	3,551
	59,990	7,026

OIL AND GAS PROPERTIES, unproven (Note 2)	946,824	450,000
EQUIPMENT, net	4,076	1,325

	$1,010,890	$458,351

LIABILITIES

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$122,493	$130,475
Due to related parties	2,049	-

	124,542	130,475

STOCKHOLDERS' EQUITY

COMMON STOCK (Note 3)
Authorized:
2,812,500,000 common shares with a par value of $0.001
Issued and outstanding:
87,302,688 common shares (August 31, 2007 - 88,360,132)	87,303	88,360
ADDITIONAL PAID IN CAPITAL	3,172,862	2,381,805
DEFICIT ACCUMULATED DURING DEVELOPMENT STAGE	(2,373,817)	(2,142,289)

	886,348	327,876

	$1,010,890	$458,351

COMMITMENTS (Notes 2 and 4)
SUBSEQUENT EVENTS (Note 5)

The accompanying notes are an integral part of these consolidated financial statements.

WESTERN STANDARD ENERGY CORP.
(formerly Lusora Healthcare Systems, Inc.)
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

			Cumulative from
			October 16, 2003
	Three Months Ended November 30,		(Inception) to
	2007	2006	August 31, 2007

OPERATING EXPENSES
Audit and accounting fees	$38,419	$4,595	$113,730
Depreciation	231	739	9,652
Consulting Fees	10,000	-	10,000
Foreign exchange (gain) loss	1,013	(23)	5,171
Interest expense	2,329	1,271	22,333
Interest income	(195)		(2,799)
Investor relations and transfer agent	13,060	-	148,048
Legal fees	22,350	-	120,116
Write-off of equipment	-	-	5,860
Marketing and product promotion	-	-	39,625
Office and general administration	6,305	7,327	146,380
Product development	-	36,160	876,451
Salaries and management fees	77,492	49,653	719,700
Travel and entertainment	28,390	25,282	94,864
Web and graphic design	32,134	4,030	64,686

	231,528	129,034	2,373,817

NET LOSS	$(231,528)	$(129,034)	$(2,373,817)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING - BASIC AND DILUTED	87,444,646	63,197,802

The accompanying notes are an integral part of these consolidated financial statements.

WESTERN STANDARD ENERGY CORP.
(formerly Lusora Healthcare Systems, Inc.)
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

			Cumulative from
			October 16, 2003
	Three Months Ended November 30,		(Inception) to
	2007	2006	August 31, 2007

CASH FLOW USED IN OPERATING ACTIVITIES
Net loss	$(231,528)	$(129,034)	$(2,373,817)
Non-cash items included in net loss
Depreciation	231	739	9,652
Write-off of equipment	-	-	5,860
Stock based operating expenses	-	(925)	2,450
Changes in non-cash working capital
Other receivables	(18,977)	(2,348)	(18,977)
Prepaid expenses	(3,124)	(6)	24,975
Accounts payable and accrued liabilities	(7,982)	(49,167)	38,966

	(261,380)	(180,741)	(2,310,891)

CASH FLOW (USED IN) INVESTING ACTIVITIES
Restricted cash	-	(284)	-
Purchase of office equipment	(2,982)	(1,610)	(17,743)
Oil and gas properties	(496,824)	-	(496,824)

	(499,806)	(1,894)	(514,567)

CASH FLOW PROVIDED BY FINANCING ACTIVITIES
Advances from related parties	2,049	121,745	1,118,160
Issuance of common shares for cash	790,000	-	1,390,000
Net cash acquired on recapitalization	-	351,636	351,636

	792,049	473,381	2,859,796

INCREASE IN CASH	30,863	290,746	34,338

CASH, BEGINNING	3,475	90,994	-

CASH, ENDING	$34,338	$381,740	$34,338

SUPPLEMENTARY DISCLOSURE

Cash paid for:
Interest	$2,520	$1,271	$20,004
Income taxes	$-	$-	$-

Non cash financing and investing activities:
Loans converted to common stock	$-	$-	$879,842

Oil and gas property purchased with common stock	$-	$-	$450,000

The accompanying notes are an integral part of these consolidated financial statements.

WESTERN STANDARD ENERGY CORP.
(formerly Lusora Healthcare Systems Inc.)
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
November 30, 2007
(Unaudited)

1.	BASIS OF PRESENTATION

Unaudited Interim Consolidated Financial Statements
These unaudited interim consolidated financial statements may not include all information and footnotes required by US GAAP for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the audited consolidated financial statements for the year ended August 31, 2007 included in the Company’s Form 10-KSB filed with the Securities and Exchange Commission. These unaudited financial statements should be read in conjunction with the audited financial statements included in the Form 10-KSB. In the opinion of management, all adjustments, considered necessary for fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended November 30, 2007 are not necessarily indicative of the results that may be expected for the year ending August 31, 2008.

Effective September 7, 2007, the Company merged with its newly incorporated subsidiary, Western Standard Energy Corp., a private Nevada corporation, for the sole purpose of effecting a name change to Western Standard Energy Corp. to better reflect the intended future direction and business of the Company. Consequently, the Company became an independent oil and gas exploration company aiming to secure and develop a portfolio of oil and gas properties throughout the United States.

On November 28, 2007, the Company merged with its subsidiary, Lusora Inc, to consolidate its assets. Accordingly, these financial statements include the accounts of the Company and its only remaining subsidiary, Western Standard Energy Limited (formerly Lusora Limited), a United Kingdom company.

2.	OIL AND GAS PROPERTIES, unproven

The Company has invested in three properties as follows:

	November 30,	August 31,
	2007	2007
Starbuck shallow gas prospects - Valley County, Montana
Acquisition costs	$450,000	$450,000
Exploration costs	416,824	-
	866,824	450,000

Lodgepole Reef oil prospects - Stark County, North Dakota
Acquisition costs	40,000	-

Lodgepole Reef oil prospects - Slope County, North Dakota
Acquisition costs	40,000	-

	$946,824	$450,000

Starbuck shallow gas prospects - Valley County, Montana
The acquisition cost of $450,000 was paid by the issuance of 1,500,000 common shares of the Company with a fair value of $450,000 for the assignment of a farmout agreement that Power Energy Enterprises SA had with Coastal Petroleum Company (“CPC”) relating to approximately 42,000 acres on the Starbuck prospect in the Valley County Shallow Gas Assembly in the State of Montana owned by CPC.

Under terms of the farmout agreement with CPC signed on August 30, 2007, the Company will pay 100% of the test well costs to begin the process of proving out the Starbuck prospect. In return, the Company will receive a 100% undivided working interest in the test well before payout and an 80% working interest after payout. Exploration costs of $384,000 for test well drilling and lease rentals was paid in advance by the Company to CPC on October 11, 2007, following receipt of the required drilling permits from the United States Bureau of Land Management. Additional payments of $32,824 were made in November 2007 for test well completion and a geological engineering report regarding preliminary verification of potential gas resources.

Within 30 days of test well completion, the Company may elect to purchase a 50% undivided working interest in all leases owned by CPC in its Valley County Shallow Gas Assembly for $1,000,000. If the Company so elects, the total purchase price will be paid to CPC in five installments of $200,000 each over the drilling period of the four step-out wells. The Company and CPC will each pay 50% of the cost of these wells and share revenues equally.

Either party may propose to drill another well within CPC’s Valley County, Montana lease assembly or other acreage of mutual interest which may be acquired. The same 50/50 cost-revenue sharing arrangements will apply and each party may opt-in or -out of the proposed wells on a well by well basis. CPC will be the operator of the leases for the joint account of both companies, except where CPC declines to participate in a particular well or wells. The Company may elect to become the owner-operator of such wells.

Lodgepole Reef oil prospects - Stark County, North Dakota
On November 9, 2007 the Company entered into a Farmout Agreement with Oil For America LLC (“OFA”), whereby OFA assigned to the Company 100% of interest in the oil and gas leases of two Lodgepole Reef prospects for a total consideration of $40,000 (paid) $20,000 each. Each lease is a three year paid up lease with a 17% landowner’s royalty and a 12.5% back in working interest of each well to OFA after royalty payout. If the Company drills both prospects, OFA has agreed to identify eight additional Lodgepole Reef prospects for the Company on the same terms.

Lodgepole Reef oil prospects - Slope County, North Dakota
On November 29, 2007, the Company entered into a Memorandum of Understanding with CPC to pay $20,000 each for four oil lease prospects in Slope County, North Dakota. In return, the Company will receive 100% working interest in the leases before payout of royalties and 80% after payout, with the remaining 20% as a back-in working interest to CPC. During the three months ended November 30, 2007, $40,000 of this amount was paid immediately for the two leases. The Company committed to pay CPC the balance of $40,000 for the other two Slope County leases by March 2008. The Memorandum of Understanding was replaced by a Farmout Agreement between the Company and CPC on December 11, 2007 (see Note 5).

3.	COMMON STOCK

On September 7, 2007, the Company affected a one and one-half for one forward stock split (1.5:1) of its authorized, issued and outstanding common stock resulting in all share and per share information in these financial statements being presented on a retroactive basis.

At November 30, 2007, the authorized common stock of the Company was 2,812,500,000 voting shares with $0.001 par value of which 87,302,688 were issued and outstanding.

The changes in common stock during the three months ended November 30, 2007 are presented below:

(i)

On September 10, 2007, 576,923 units were issued at a price of $0.26 per unit for cash consideration of $150,000 under a private placement agreement. Each unit consists of one common share and one non-transferable share purchase warrant entitling the holder to purchase one additional common share at $0.39 per share for a period of three years. No value was attributed to the warrants issued as part of this unit placement.

(ii)

On September 27, 2007 and October 18, 2007, the Company cancelled 3,234,375 common shares held by two former employees following their resignations from the previous healthcare systems business in July 2007.

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

4.	COMMITMENTS

The Company is committed to making the following payments over the ensuing twelve month period:

(i)

Consulting fee of $3,000 per month pursuant to a management consulting agreement dated October 1, 2007 for services typically performed by a Senior Vice-President of Exploration in the oil and gas industry. In addition, the consultant will be granted 100,000 stock options upon reaching the first anniversary date, once a stock option plan is implemented, and a further 100,000 stock options upon reaching the second anniversary date, provided the agreement is extended beyond the initial twelve month term.

(ii)	Balance of $9,000 pursuant to a twelve month contract dated October 3, 2007 for market research services.

(iii)	Balance of $40,000 pursuant to a memorandum of understanding with CPC for two oil leases in Slope County, North Dakota, payable by March 2008 (See Note 2).

5.	SUBSEQUENT EVENTS

Significant events occurring subsequent to November 30, 2007 are as follows:

(i)

On December 11, 2007, the Company signed a Farmout Agreement with CPC covering the four oil lease prospects in Slope County, North Dakota pursuant to the memorandum of understanding signed on November 29, 2007 (See Note 2)

(ii)

On December 24, 2007, 200,000 units were issued at a price of $0.50 per unit for can consideration of $100,000 under a private placement agreement. Each unit consists of one common share and one non-transferable share purchase warrant entitling the holder to purchase on additional common share at $0.75 per share for a period of three years. No value was attributed to the warrants issued as part of this unit placement.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements as that term is defined in section 27A of the United States Securities Act of 1933, as amended, and section 21E of the United States Securities Exchange Act of 1934, as amended. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "intends", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential", or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors" commencing on page 10 of this quarterly report, which may cause our or our industry's actual results, levels of activity or performance to be materially different from any future results, levels of activity or performance expressed or implied by these forward-looking statements.

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

As used in this quarterly report, the terms “we”, “us”, “our”, “Lusora” and “Western Standard” mean Western Standard Energy Corp., and our wholly-owned subsidiary, Western Standard Energy Limited, unless otherwise indicated.

Introduction

We are an exploration stage company engaged in the acquisition, exploration, and, if warranted, development of prospective oil and gas properties. We were previously engaged in the business of providing wireless personal emergency response systems for elderly people. Due to our inability to successfully execute on our previous business plan, we decided to change the focus of our business to exploration activities in the oil and gas sector in August, 2007.

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

On June 23, 2006, we executed a letter of intent with Lusora Corp. wherein the existing stakeholders of Lusora Corp. agreed to exchange issued and outstanding shares of its common stock for the same number of shares of our company. Also effective June 23, 2006, we completed a merger with Lusora Corp., which was created for the sole purpose of effecting a name change. As a result, we changed our name from “Comtrix Inc.” to “Lusora Healthcare Systems Inc.” to better reflect the anticipated direction and business of our company. In addition, effective June 23, 2006 we effected a 25 for one forward stock split of our authorized, issued and outstanding common stock. As a result, our authorized capital increased from 75,000,000 shares of common stock with a par value of $0.001 to 1,857,000,000 shares of common stock with a par value of $0.001.

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

Recent Corporate Developments

The following significant corporate developments have taken place since the completion of our quarter ended November 30, 2007:

1.

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

2.

On December 11 and 12, 2007, we signed a farmout agreement and an assignment agreement with Coastal Petroleum Company covering three of the four leases for the Lodgepole Reef Prospects that we expect to acquire under the memorandum of intent dated December 4, 2007.

3.

On December 13, 2007, we signed an assignment agreement with Coastal Petroleum Company covering the final of the four leases for the Lodgepole Reef Prospects that we expect to acquire under the memorandum of intent dated December 4, 2007.

4.

On December 24, 2007, 200,000 units were issued at a price of $0.50 per unit for cash consideration of $100,000 under a private placement agreement. Each unit consists of one common share and one non-transferable share purchase warrant entitling the holder to purchase one additional common share at $0.75 per share for a period of three years.

Plan of Operation

We are an exploration stage company engaged in the acquisition, exploration and, if warranted, development of prospective oil and gas properties. Following the entry into the farmout agreement with Coastal Petroleum on August 30, 2007, Coastal Petroleum and we may: (1) drill four step out wells as soon as possible following completion of a successful test well, of which there is no assurance; (2) complete a reserve study; (3) obtain financing based upon the reserve study to complete the development of the field; and (4) install pipelines needed to carry the gas to transmission lines.

Under the farmout agreement, Coastal Petroleum will farmout the Shallow Gas Prospect test well location to us when we pay 100% of the cost of the test well and associated lease rentals, in return for 100% of the working interest before payout of the test well and 80% of the working interest of the test well after payout. The amount of the cost of the test well and associated lease rentals will be $384,000. In addition, within 30 days after the test well is completed, we will elect to purchase or not to purchase a 50% interest in the leases owned by Coastal Petroleum in its Valley County Shallow Gas Assembly for $1,000,000. If we elect to purchase this interest, we will pay the total purchase price of $1,000,000 to Coastal Petroleum in five installments of $200,000 over the drilling period of the four step-out wells.

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

In addition to the exploration and development of the property interests subject to our farmout agreements, we intend to acquire additional oil and gas interests in the future. Management believes that future growth of our company will primarily occur through the acquisition of additional oil and gas properties following extensive due diligence by our company. However, we may elect to proceed through collaborative agreements and joint ventures in order to share expertise and reduce operating costs with other experts in the oil and gas industry. The analysis of new property interests will be undertaken by or under the supervision of our management and board of directors. Although the oil and gas industry is currently very competitive, management believes that many undervalued prospective properties remain available for acquisition purposes.

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

Cash Requirements

Over the next 12 months, we have estimated the following operating expenses:

Deferred Acquisition and Exploration Costs	$2,000,000

Operating Expenses
Employee and Consultant Compensation	$340,000
Professional Fees	130,000
General and Administrative Expenses	820,000
Total	$2,820,000

We recorded a net operating loss of $231,528 for the three months ended November 30, 2007 and have an accumulated deficit of $2,373,817 since inception. As at November 30, 2007 we had cash of $34,338 and for the next 12 months, management expects minimum cash requirements of approximately $2.8 million to fund our proposed oil and gas acquisition and exploration program and our continued operations. Accordingly we do not have sufficient funds to meet our planned expenditures over the next twelve months and will need to obtain further financing to fund our operations. See the section entitled “Future Financings”, below.

Results of Operations

Three Months Summary
	Three Months Ended November 30,
	2007	2006
Revenue	$0	$0
Operating Expenses	231,528	129,034
Interest and Dividend Income	0	0
Net Loss	$231,528	$129,034

Deferred Acquisition and Exploration Costs	$496,824	$0

Revenue

We have not earned any revenues since our inception and we do not anticipate earning revenues until such time as we have entered into commercial production of our oil and gas projects. We are currently in the exploration stage of our business and we can provide no assurances that we will discover commercially exploitable resources on our properties, or if such resources are discovered, that we will be able to enter into commercial production.

Expenses

Our operating expenses for the three months ended November 30, 2007 were $231,528 in 2007 as compared to $129,034 in 2006. Operating expenses for the three months ended November 30, 2007 increased by $102,494 as compared to the three months ended November 30, 2006, primarily due to increased professional, management, investor relations, web design and administrative expenses associated with our ongoing reporting obligations under the Securities Exchange Act of 1934 and commencing business operations after completing the acquisition of Lusora Inc. on November 30, 2006.

Liquidity and Capital Resources

Working Capital
	As at November 30,	As at August 31,	As at November 30,
	2007	2007	2006
Current Assets	$59,990	$7,026	$420,364
Current Liabilities	(124,542)	(130,475)	(126,525)
Working Capital
(Deficiency)	$(64,552)	$(123,449)	$293,839

Cash Flows
	Three Months Ended	Three Months Ended
	November 30, 2007	November 30, 2006
Cash Flows used in Operating Activities	$(261,380)	$(180,741)
Cash Flows used in Investing Activities	(499,806)	(1,894)
Cash Flows provided by Financing Activities	792,049	473,381
Net Increase in Cash During Period	$30,863	$290,746

We anticipate our operating expenses will increase as we undertake our plan of operations. The increase will be attributable to the expansion of our oil and gas business. We anticipate our operating expenses will also increase as a result of our ongoing reporting requirements under the Exchange Act.

Future Financings

As at November 30, 2007, we had cash reserves in the amount of $34,338. We need approximately $2.8 million of additional financing over the next 12 months to meet our planned acquisition and exploration expenditures and ongoing operating expenses.

Obtaining additional financing is subject to a number of factors, including the market prices for our leased oil and gas properties and the risk factors identified below. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us. Since our inception, we have used our common stock to raise money for our operations and property for our property acquisitions and exploration. We have not attained profitable operations and are dependent upon obtaining additional financing to pursue our plan of operation. For these reasons, our independent auditors believe there exists a substantial doubt about our ability to continue as a going concern.

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

The financial statements have, in management’s opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

Oil and gas properties

The Company utilizes the full cost method to account for its investment in oil and gas properties. Accordingly, all costs associated with acquisition, exploration and development of oil and gas reserves, including such costs as leasehold acquisition costs, capitalized interest costs relating to unproven properties, geological expenditures, tangible and intangible development costs (including direct internal costs), are capitalized into the full cost pool. As of November 30, 2007, the Company has no properties with proven reserves. When the company commences production from established proven oil and gas reserves, capitalized costs, including estimated future costs to develop the reserves and estimated abandonment costs net of salvage, will be depleted on the units-of-production method using estimates of proven reserves. Investments in unproved properties and major development projects, including capitalized interest if any, are not depleted until proven reserves associated with the projects can be determined. If the future exploration of unproven properties is determined to be uneconomical, the amount of such properties is added to the capital costs to be depleted. As of November 30, 2007, all of the Company’s oil and gas properties were unproven and excluded from depletion.

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

Asset Retirement Obligations

In accordance with Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations (''SFAS 143''), the fair value of an asset retirement cost, and corresponding liability, should be recorded as part of the cost of the related long-lived asset and subsequently allocated to expense using a systematic and rational method. Our company will record an asset retirement obligation to reflect its legal obligations related to future abandonment of its mineral property interests using estimated expected cash flow associated with the obligation and discounting the amount using a credit-adjusted, risk-free interest rate. At least annually, our company will reassess the obligation to determine whether a change in any estimated obligation is necessary. Our company will evaluate whether there are indicators that suggest the estimated cash flows underlying the obligation have materially changed. Should those indicators suggest the estimated obligation has materially changed, our company will accordingly update its assessment. At November 30, 2007, our company had not undertaken any drilling activity on its properties had not incurred significant reclamation obligations. As such, no asset retirement obligation accrual was made in the November 30, 2007 financial statements.

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

Recently Issued Accounting Standards

In December 2007, the FASB issued SFAS No. 160. “Non-controlling Interests in Consolidated Financial Statements”. This Statement amends ARB 51 to establish accounting and reporting standards for the non-controlling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. The Statement is effective for our fiscal year beginning September 1, 2009. We do not expect the implementation of SFAS No. 160 will have any material impact on our financial position and results of operations.

In December 2007, the FASB issued SFAS 141R, “Business Combinations”. This Statement replaces SFAS 141 but retains the purchase method of accounting for acquisitions, and requires a number of changes, including the way assets and liabilities are recognized in the purchase accounting. It changes the recognition of assets acquired and liabilities assumed arising from contingencies: requires the capitalization of in-process research and development at fair value; and requires the expensing of acquisition-related costs as incurred. The Statement will apply prospectively to business combinations occurring in our fiscal year beginning September 1, 2009. We are currently evaluating the impact of adopting SAB No. 108 but do not expect it will have a material effect on our financial statements.

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

Since inception, we have incurred aggregate net losses of $2,373,817 from operations. We can offer no assurance that we will ever operate profitably or that we will generate positive cash flow in the future. To date, we have not generated any revenues from our operations. Our history of losses and no revenues raise substantial doubt about our ability to continue as a going concern. We will not be able to generate significant revenues in the future and our management expects operating expenses to increase substantially over the next 12 months following the commencement of oil and gas exploration activities. As a result, our management expects the business to continue to experience negative cash flow for the foreseeable future and cannot predict when, if ever, our business might become profitable. We will need to raise additional funds, and such funds may not be available on commercially acceptable terms, if at all. If we are unable to raise funds on acceptable terms, we may not be able to execute our business plan, take advantage of future opportunities, or respond to competitive pressures or unanticipated requirements. This may seriously harm our business, financial condition and results of operations.

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

In general, production from natural gas and crude oil properties declines over time as reserves are depleted, with the rate of decline depending on reservoir characteristics. If we establish reserves, of which there is no assurance, and we are not successful in our subsequent exploration and development activities or in subsequently acquiring properties containing proved reserves, our proved reserves will decline as reserves are produced. Our future natural gas and crude oil production is highly dependent upon our ability to economically find, develop or acquire reserves in commercial quantities.

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

Our business is governed by numerous laws and regulations at various levels of government. These laws and regulations govern the operation and maintenance of our facilities, the discharge of materials into the environment and other environmental protection issues. Such laws and regulations may, among other potential consequences, require that we acquire permits before commencing drilling and restrict the substances that can be released into the environment with drilling and production activities. Under these laws and regulations, we could be liable for personal injury, clean-up costs and other environmental and property damages, as well as administrative, civil and criminal penalties. Accordingly, we could be liable, or could be required to cease production on properties, if environmental damage occurs.

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

FINRA sales practice requirements may also limit a stockholder’s ability to buy and sell our stock.

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

ITEM 3. CONTROLS AND PROCEDURES.

As required by Rule 13a-15 under the Exchange Act, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures at November 30, 2007, which is the end of the period covered by this report. This evaluation was carried out by our principal executive officer and our principal financial officer. Based on this evaluation, our principal executive officer and our principal financial officer have concluded that the design and operation of our disclosure controls and procedures are effective as at the end of the period covered by this report. There were no changes in our internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting in our most recent fiscal quarter.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On December 24, 2007, 200,000 units were issued at a price of $0.50 per unit for cash consideration of $100,000 under a private placement agreement. Each unit consists of one common share and one non-transferable share purchase warrant entitling the holder to purchase one additional common share at $0.75 per share for a period of three years.

ITEM 3. DEFAULT UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

On December 24, 2007, 200,000 units were issued at a price of $0.50 per unit for cash consideration of $100,000 under a private placement agreement. Each unit consists of one common share and one non-transferable share purchase warrant entitling the holder to purchase one additional common share at $0.75 per share for a period of three years.

ITEM 6 EXHIBITS.

The following exhibits, required by Item 601 of Regulation S-B, are being filed as part of this quarterly report, or are incorporated by reference where indicated:

Exhibit No.	Description
(3)	Articles of Incorporation and By-laws
3.1	Articles of Incorporation (incorporated by reference from our Registration Statement on Form SB-2, filed on November 2, 2005)
3.2	Bylaws (incorporated by reference from our Registration Statement on Form SB-2, filed on November 2, 2005)
3.3	Articles of Merger (incorporated by reference by our current report on Form 8-K filed on June 28, 2006)
3.4	Certificate of Change (incorporated by reference by our current report on Form 8-K filed on June 28, 2006)
3.5	Certificate of Change (incorporated by reference by our current report on Form 8-K filed on July 7, 2007)
3.6	Articles of Merger (incorporated by reference by our current report on Form 8-K filed on July 7, 2007)
3.7	Articles of Merger (incorporated by reference by our annual report on Form 10-KSB filed on December 14, 2007)
(4)	Instruments defining rights of security holders, including indentures

Exhibit No.	Description
4.1	Specimen ordinary share certificate (incorporated by reference from our Registration Statement on Form SB-2, filed on November 2, 2005)
(10)	Material Contracts
10.1	Form of Subscription Agreement (incorporated by reference by our current report on Form 8-K filed on August 15, 2006)
10.2	Form of Subscription Agreement (incorporated by reference by our current report on Form 8-K filed on September 26, 2006)
10.3	Promissory Note (incorporated by reference by our current report on Form 8-K filed on October 3, 2006)
10.4	Lease Agreement (incorporated by reference by our current report on Form 8-K filed on November 29, 2006)
10.5	Form of Subscription Agreement (incorporated by reference by our current report on Form 8-K filed on November 29, 2006)
10.6	Employment Agreement with Scott Gurley (incorporated by reference by our current report on Form 8-K filed on November 29, 2006)
10.7	Employment Agreement with Derek Barber (incorporated by reference by our current report on Form 8-K filed on November 29, 2006)
10.8	Share Exchange Agreement (incorporated by reference by our current report on Form 8-K filed on November 29, 2006)
10.9	Share Issuance Agreement with Global (incorporated by reference by our current report on Form 8- K filed on May 15, 2007)
10.10	Letter of Intent (incorporated by reference by our current report on Form 8-K filed on May 17, 2007)
10.11	Private Placement Subscription Agreement (incorporated by reference by our current report on Form 8-K filed on May 23, 2007)
10.12	Office Lease and Services Agreement (incorporated by reference by our quarterly report on Form 10- QSB filed on July 16, 2007)
10.13	Assignment Agreement between Power Energy Enterprises SA and Lusora Healthcare Systems Inc. (incorporated by reference by our current report on Form 8-K filed on September 4, 2007)
10.14	Farmout Agreement between Coastal Petroleum Company and Lusora Healthcare Systems Inc. (incorporated by reference by our current report on Form 8-K filed on September 4, 2007)
10.15	Private Placement Subscription Agreement (incorporated by reference by our current report on Form 8-K filed on October 16, 2007)
10.16	Warrant Certificate (incorporated by reference by our current report on Form 8-K filed on October 16, 2007)
10.17	Private Placement Subscription Agreement (incorporated by reference by our current report on Form 8-K filed on November 11, 2007)
10.18	Warrant Certificate (incorporated by reference by our current report on Form 8-K filed on November 11, 2007)
10.19	Memorandum of Understanding with Coastal Petroleum, dated November 29, 2007, signed December 4 (incorporated by reference by our current report on Form 8-K filed on December 11, 2007)
10.20	Letter from Western Standard Energy Corp. to Coastal Petroleum Company, dated November 28, 2007 (incorporated by reference by our current report on Form 8-K filed on December 11, 2007)

Exhibit No.	Description
10.21

Assignment Agreement between Coastal Petroleum Company and Western Standard Energy Corp., dated November 7, 2007 (incorporated by reference by our current report on Form 8-K filed on December 11, 2007)

10.22	Farmout Agreement between Oil For America and Western Standard Energy Corp., dated November 9, 2007 (incorporated by reference by our current report on Form 8-K filed on December 11, 2007)
10.23	Assignment Agreement between Oil For America and Western Standard Energy Corp., dated November 7, 2007 (incorporated by reference by our current report on Form 8-K filed on December 11, 2007)
10.24

Farmout Agreement between Coastal Petroleum Company and Western Standard Energy Corp., dated December 11, 2007 (incorporated by reference by our annual report on Form 10-KSB filed on December 14, 2007)

10.25

Assignment Agreement between Coastal Petroleum Company and Western Standard Energy Corp., dated December 12, 2007 (incorporated by reference by our annual report on Form 10-KSB filed on December 14, 2007)

10.26*	Form of Subscription Agreement dated December 24, 2007
(21)	List of Subsidiaries
21.1	Western Standard Energy Limited, incorporated in the UK
(31)	Section 302 Certification
31.1*	Certification Statement of the Chief Executive Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002
31.2*	Certification Statement of the Principal Accounting Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002
(32)	Section 906 Certification
32.1*	Certification Statement of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002
32.2*	Certification Statement of the Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002

*Filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WESTERN STANDARD ENERGY CORP.

By /s/ Dan Bauer
Dan Bauer
President, Secretary and Treasurer
Principal Executive Officer
January 21, 2008

By /s/ Julian Lee
Julian Lee
Principal Financial Officer
Principal Accounting Officer
January 21, 2008