Form 10QSB
period 2008-02-29
Western Standard Energy Corp.
filed 2008-04-18
CIK 1343254

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2008

OR

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _____________ to _____________

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

Yes [   ]   No [   ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 88,302,688 shares of common stock issued and outstanding as of April 7, 2008

Transitional Small Business Disclosure Format (Check one): Yes [   ]   No [X]

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

<>

WESTERN STANDARD ENERGY CORP.
(formerly Lusora Healthcare Systems, Inc.)
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	February 29,	August 31,
	2008	2007

ASSETS

CURRENT ASSETS
Cash	$25,185	$3,475
Other receivables	16,130	-
Prepaid expenses	212,016	3,551
	253,331	7,026

OIL AND GAS PROPERTIES, unproven	971,824	450,000
EQUIPMENT, net	3,735	1,325

	$1,228,890	$458,351

LIABILITIES

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$163,197	$130,475
Due to related parties	17,324	-

	180,521	130,475

STOCKHOLDERS' EQUITY

COMMON STOCK
Authorized:
2,812,500,000 common shares with a par value of $0.001
Issued and outstanding:
88,002,688 common shares (August 31, 2007 - 88,360,132)	88,003	88,360
ADDITIONAL PAID IN CAPITAL	3,522,162	2,381,805
DEFICIT ACCUMULATED DURING DEVELOPMENT STAGE	(2,561,796)	(2,142,289)

	1,048,369	327,876

	$1,228,890	$458,351

The accompanying notes are an integral part of these consolidated financial statements.

WESTERN STANDARD ENERGY CORP.
(formerly Lusora Healthcare Systems, Inc.)
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

					Cumulative from
					October 16, 2003
	Three Months Ended February 29-28,		Six Months Ended February 29-28,		(Inception) to
	2008	2007	2008	2007	February 29, 2008

OPERATING EXPENSES
Audit and accounting fees	$26,409	$23,048	64,828	$27,643	$140,139
Depreciation	289	977	520	1,716	9,941
Consulting Fees	20,784	-	30,784	-	30,784
Foreign exchange (gain) loss	2,521	3,950	3,534	3,927	7,692
Interest expense	3,298	2,019	5,627	3,335	25,631
Interest income	(145)	(1,464)	(340)	(1,509)	(2,944)
Investor relations and transfer agent	30,180	49,318	43,240	49,318	178,228
Legal fees	9,636	13,423	31,986	13,423	129,752
Marketing and product promotion	-	-	-	-	39,625
Write-off of equipment	-	-	-	-	5,860
Office and general administration	5,402	39,268	11,707	46,595	151,782
Product development	-	113,925	-	150,085	876,451
Salaries and management fees	77,653	74,846	155,145	124,499	797,353
Travel and entertainment	5,798	35,270	34,188	60,552	100,662
Web and graphic design	6,154	10,887	38,288	14,917	70,840

	187,979	365,467	419,507	$494,501	2,561,796

NET LOSS	$(187,979)	$(365,467)	$(419,507)	$(494,501)	$(2,561,796)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.00)	$(0.01)	$(0.00)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING - Basic and Diluted	87,526,864	56,991,667	87,485,755	60,111,878

The accompanying notes are an integral part of these consolidated financial statements.

WESTERN STANDARD ENERGY CORP.
(formerly Lusora Healthcare Systems, Inc.)
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

			Cumulative from
			October 16, 2003
	Six Months Ended February 29-28,		(Inception) to
	2008	2007	February 29, 2008

CASH FLOW USED IN OPERATING ACTIVITIES
Net loss	$(419,507)	$(494,501)	$(2,561,796)
Non-cash items included in net loss
Depreciation	520	1,716	9,941
Write-off of equipment	-	-	5,860
Stock based operating expenses	-	(925)	2,450
Changes in non-cash working capital
Other receivables	(16,130)	(3,964)	(16,130)
Prepaid expenses	(208,465)	(15,202)	(180,366)
Accounts payable and accrued liabilities	32,722	(74,878)	79,670

	(610,860)	(587,754)	(2,660,371)

CASH FLOW (USED IN) INVESTING ACTIVITIES
Restricted cash	-	(10,078)	-
Purchase of office equipment	(2,930)	(2,119)	(17,691)
Purchase of Oil and gas properties	(521,824)	-	(521,824)

	(524,754)	(12,197)	(539,515)

CASH FLOW PROVIDED BY FINANCING ACTIVITIES
Advances from related parties	17,324	126,905	1,133,435
Issuance of common shares for cash	1,140,000	300,000	1,740,000
Net cash acquired on recapitalization	-	351,636	351,636

	1,157,324	778,541	3,225,071

INCREASE IN CASH	21,710	178,590	25,185

CASH, BEGINNING	3,475	90,994	-

CASH, ENDING	$25,185	$269,584	$25,185

SUPPLEMENTARY DISCLOSURE

Cash paid for:
Interest	$5,627	$3,335	$25,631
Income taxes	$-	$-	$-

Non-cash financing and investing activities:
Loans converted to common stock	$-	$-	$879,842

Oil and gas property purchased with common stock	$-	$-	$450,000

The accompanying notes are an integral part of these consolidated financial statements.

WESTERN STANDARD ENERGY CORP.
(formerly Lusora Healthcare Systems Inc.)
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
February 29, 2008
(Unaudited)

1.        BASIS OF PRESENTATION

Unaudited Interim Consolidated Financial Statements
The unaudited interim financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and the rules and regulations of the securities and exchange commission. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended August 31, 2007 included in the Company’s Annual Report on From 10-KSB filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in Form 10-KSB. In the opinion of management, all adjustments considered necessary for fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the six months ended February 29, 2008 are not necessarily indicative of the results that may be expected for the year ending August 31, 2008.

2.        OIL AND GAS PROPERTIES, unproven

The Company has invested in three properties as follows:

	February 29,	August 31,
	2008	2007
Starbuck shallow gas prospects - Valley County, Montana
Acquisition costs	$450,000	$450,000
Exploration costs	416,824	-
	866,824	450,000

Lodgepole Reef oil prospects - Stark County, North Dakota
Acquisition costs	40,000	-

Lodgepole Reef oil prospects - Slope County, North Dakota
Acquisition costs	65,000	-

	$971,824	$450,000

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

Lodgepole Reef oil prospects - Stark County, North Dakota
On November 9, 2007 the Company entered into a Farmout Agreement with Oil For America LLC (“OFA”), whereby OFA assigned to the Company 100% of interest in the oil and gas leases of two Lodgepole Reef prospects for a total consideration of $40,000 (paid). Each lease is a three year paid up lease with a 17% landowner’s royalty and a 12.5% back in working interest of each well to OFA after royalty payout. If the Company drills both prospects, OFA has agreed to identify eight additional Lodgepole Reef prospects for the Company on the same terms.

Lodgepole Reef oil prospects - Slope County, North Dakota
On November 29, 2007, the Company entered into a Memorandum of Understanding with CPC to pay $20,000 each for four oil lease prospects in Slope County, North Dakota. In return, the Company will receive 100% working interest in the leases before payout of royalties and 80% after payout, with the remaining 20% as a back-in working interest to CPC. During the six months ended February 29, 2008, $65,000 of this amount was paid with the balance of $15,000 paid subsequently on April 1, 2008. The Memorandum of Understanding was replaced by a Farmout Agreement between the Company and CPC on December 11, 2007.

3.        COMMON STOCK

On September 7, 2007, the Company affected a one and one-half for one forward stock split (1.5:1) of its authorized, issued and outstanding common stock resulting in all share and per share information in these financial statements being presented on a retroactive basis.

At February 29, 2008, the authorized common stock of the Company was 2,812,500,000 voting shares with $0.001 par value of which 88,002,688 were issued and outstanding (88,360,132 - August 31, 2007).

The changes in common stock during the six months ended February 29, 2008 are presented below:

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

(vi)

On February 1, 2008, 500,000 units were issued at a price of $0.50 per unit for cash consideration of $250,000 under a private placement agreement. Each unit consists of one common share and one non-transferable share purchase warrant entitling the holder to purchase one additional common share at $0.75 per share for a period of three years. No value was attributed to the warrants issued as part of this unit placement.

As at February 29, 2008, the Company had 5,737,056 share purchase warrants outstanding (August 31, 2007 – 2,860,133) entitling the holder to purchase 5,737,056 common shares. The weighted average exercise price per warrant and the average remaining life of the share purchase warrants is $0.72 and 1.73 years, respectively.

4.        COMMITMENTS

The Company is committed to making the following payments over the ensuing twelve month period:

(i)

Consulting fee of minimum $3,000 per month pursuant to a twelve month management consulting agreement dated October 1, 2007 for services typically performed by a Senior Vice-President of Exploration in the oil and gas industry. In addition, the consultant will be granted 100,000 stock options upon reaching the first anniversary date, once a stock option plan is implemented by the Company, and a further 100,000 stock options upon reaching the second anniversary date, provided the agreement is extended beyond the initial twelve month term at the Company’s option.

(ii)

Consulting fee of minimum $3,000 per month pursuant to a twelve month management consulting agreement dated February 1, 2008 for services typically performed by a President International in the oil and gas industry. In addition, the consultant will be granted 400,000 stock options once a stock option plan is implemented by the Company. The contract is renewable at the Company’s option.

5.        SUBSEQUENT EVENT

On March 14, 2008, 300,000 units were issued at a price of $0.50 per unit for can consideration of $150,000 under a private placement agreement. Each unit consists of one common share and one non-transferable share purchase warrant entitling the holder to purchase on additional common share at $0.75 per share for a period of three years. No value was attributed to the warrants issued as part of this unit placement.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements. Forward-looking statements are projections in respect of future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “intends”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential”, or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” commencing on page 9 of this quarterly report, which may cause our or our industry's actual results, levels of activity or performance to be materially different from any future results, levels of activity or performance expressed or implied by these forward-looking statements.

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

As used in this quarterly report, the terms “we”, “us”, “our” and “Western Standard” mean Western Standard Energy Corp., and our wholly-owned subsidiary, Western Standard Energy Limited, unless otherwise indicated.

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

On June 23, 2006, we executed a letter of intent with Lusora Corp. wherein the existing shareholders of Lusora Corp. agreed to exchange issued and outstanding shares of its common stock for the same number of shares of our company. Also effective June 23, 2006, we completed a merger with Lusora Corp., which was created for the sole purpose of effecting a name change. As a result, we changed our name from “Comtrix Inc.” to “Lusora Healthcare Systems Inc.” In addition, effective June 23, 2006 we effected a 25 for one forward stock split of our authorized, issued and outstanding common stock. As a result, our authorized capital increased from 75,000,000 shares of common stock with a par value of $0.001 to 1,857,000,000 shares of common stock with a par value of $0.001.

On November 30, 2006 we completed our acquisition of 100% of the issued and outstanding common stock of Lusora Inc., a privately-owned Nevada corporation engaged in developing and commercializing wireless personal security and monitoring solutions, pursuant to a share exchange agreement we had entered into with the shareholders of Lusora Inc. Following the acquisition, we became a wireless security company that intended to produce a monitoring and response system for elderly people. Due to our inability to successfully execute on our previous business plan, we decided to change the focus of our business to acquisition and exploration activities in the oil and gas industry in August, 2007.

Effective September 7, 2007, we completed a merger with our subsidiary, Western Standard Energy Corp., a Nevada corporation that we formed specifically for this purpose. As a result, we have changed our name from “Lusora Healthcare Systems Inc.” to “Western Standard Energy Corp.” In addition on September 7, 2007, we have also effected a 1.5 for one stock split of our authorized and issued and outstanding common stock. As a result, our authorized capital has increased from 1,875,000,000 shares of common stock with a par value of $0.001 to 2,812,500,000 shares of common stock with a par value of $0.001.

Recent Corporate Developments

The following significant corporate developments have taken place since completion of our last fiscal quarter ended November 31, 2007:

On January 24, 2008 we entered into a memorandum of intent with F Cross Resources LLC to acquire a 50% share of its interest in approximately 60,000 acres of non-producing mineral leases in Valley County, Montana.

Under the terms of the memorandum of intent, we will pay the completion and testing costs for State Well 7-16. Upon payment of the completion costs F Cross Resources LLC will assign 50% of its interest in the leases to Western Standard Energy Corp.

The memorandum of intent is subject to the terms of F Cross Resource, LLC’s Farmout Agreement with Coastal Petroleum Company.

Plan of Operation

We are an exploration stage company engaged in the acquisition, exploration and, if warranted, development of prospective oil and gas properties. On August 30, 2007 we entered into a farmout agreement with Coastal Petroleum which provides that we may: (1) drill four step out wells as soon as possible following completion of a successful test well, of which there is no assurance; (2) complete a reserve study; (3) obtain financing based upon the reserve study to complete the development of the field; and, (4) install pipelines needed to carry the gas to transmission lines.

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

Coastal Petroleum will be designated as an operator for all operations on the leases for the joint account of Coastal Petroleum and our company except where Coastal Petroleum declines to participate in the drilling of a well or wells by our company, in which case, we may elect to act as an operator and owner of such well or wells. The initial well currently remains on hold for completions and testing due to Federal land restrictions on access and usage until July1, 2008 due to environmental and wildlife obligations.

Through assignment and farmout agreements with Coastal Petroleum Company, on December 12 and 13, 2007, we obtained rights on four Lodgepole Reef Prospects in Slope County North Dakota. Those agreements are incorporated by reference.

In addition to the exploration and development of the property interests subject to our farmout agreements, we intend to acquire additional oil and gas interests in the future. Management believes that future growth of our company will primarily occur through the acquisition of additional oil and gas properties following extensive due diligence by our company. However, we may elect to proceed through collaborative agreements, joint venture agreements or other agreements in order to share expertise and reduce operating costs with other experts in the oil and gas industry. The analysis of new property interests will be undertaken by or under the supervision of our management and board of directors. Although the oil and gas industry is currently very competitive, management believes that many undervalued prospective properties remain available for acquisition purposes.

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

Cash Requirements

Over the next 12 months, we have estimated our minimum cash requirements to be as follows:

Deferred Acquisition and Exploration Costs	$325,000
Operating Expenses
Employee and Consultant Compensation	$485,000
Professional Fees	140,000
General and Administrative Expenses	250,000
875,000
Total	$1,200,000

We recorded a net operating loss of $419,507 for the six months ended February 29, 2008 and have an accumulated deficit of $2,561,796 since inception. As at February 29, 2008, we had cash of $25,185 and for the next 12 months, management expects minimum cash requirements of approximately $1.2 million to fund our planned oil and gas acquisition and exploration program and on-going operations. Accordingly we do not have sufficient funds to meet our planned expenditures over the next twelve months and will need to obtain further financing to fund our operations. See the section entitled “Future Financings”, below.

Results of Operations

Three and Six Months Summary

	Three Months Ended		Six Months Ended
	February 29		February 29
	2008	2007	2008	2007
Revenue	$0	$0	$0	$0
Expenses	$187,979	$365,467	$419,507	$494,501
Interest and Dividend Income	$0	$0	$0	$0
Net Loss	$187,979	$365,467	$419,507	$494,501
Deferred Acquisition and Exploration Costs	$25,000	$0	$521,824	$0

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

Expenses

Our expenses for the three months and six months ended February 29, 2008 and 2007 are outlined in the table below:

	Three Months Ended		Six Months Ended
	February 29-28		February 29-28
	2008	2007	2008	2007
Employee and Consultant
Compensation	$98,437	$74,846	$185,929	$124,499
Professional Fees	$36,045	$36,471	$96,814	$41,066
Investor Relations and Transfer
Agent	$30,180	$49,318	$43,240	$49,318
Product Development	$0	$113,925	$0	$150,085
General and Administrative	$23,317	$90,907	$61,530	$129,533
Total Expenses	$187,979	$365,467	$419,507	$494,501

Operating expenses for the six months ended February 29, 2008 decreased by net amount of $74,994 compared to the same period in 2007 primarily due to the following:

i)

Elimination of product development expenses ($150,085) and reduction of general and administrative ($36,009) due to the change in business plan from wireless security for elderly people to the acquisition and exploration of oil & gas properties. 80% of last year’s product development expenses were related to employee and consultant compensation.

ii)

The decrease in i) was partially offset by increased employee and consultant compensation ($61,530) and increased professional fees ($55,748) associated with acquisitions of oil & gas properties for the new business and the on-going reporting obligations under the Securities Exchange Act of 1934.

Liquidity and Capital Resources

Working Capital

	February 29, 2008	August 31, 2007
Current Assets	$253,331	$7,026
Current Liabilities	($180,521)	($130,475)
Working Capital
(Deficit)	$72,810	($123,449)

As at February 29, 2008, we had working capital of $72,810 compared to a $123,449 working capital deficit at the August 31, 2007 year end.

Cash Flows
	Six Months Ended
	February 29
	2008	2007
Cash Flow (used in) Operating Activities	($619,860)	($587,754)
Cash Flow (used in) Investing Activities	($524,754)	($12,197)
Cash Flow provided by Financing Activities	$1,157,324	$778,541
Increase in Cash during the period	$21,710	$178,590
Cash at beginning of period	$3,475	$90,994
Cash at end of period	$25,185	$269,584

Future Financings

As at February 29, 2008, we had cash-on-hand in the amount of $25,185. We need approximately $1.2 million of additional financing over the next 12 months to meet our planned acquisition and exploration expenditures and ongoing operating expenses.

Obtaining additional financing is subject to a number of factors, including the market prices for our leased oil and gas properties and the risk factors identified below. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us. Since our inception, we have used our common stock to raise money for our operations and property acquisitions and exploration. We have not attained profitable operations and are dependent upon obtaining additional financing to pursue our plan of operation. For these reasons, our independent auditors believe there exists a substantial doubt about our ability to continue as a going concern.

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

The financial statements have, in management’s opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

Oil and gas properties

The Company utilizes the full cost method to account for its investment in oil and gas properties. Accordingly, all costs associated with acquisition, exploration and development of oil and gas reserves, including such costs as leasehold acquisition costs, capitalized interest costs relating to unproven properties, geological expenditures, tangible and intangible development costs (including direct internal costs), are capitalized into the full cost pool. As of February 29, 2008, the Company has no properties with proven reserves. When the company commences production from established proven oil and gas reserves, capitalized costs, including estimated future costs to develop the reserves and estimated abandonment costs net of salvage, will be depleted on the units-of-production method using estimates of proven reserves. Investments in unproved properties and major development projects, including capitalized interest if any, are not depleted until proven reserves associated with the projects can be determined. If the future exploration of unproven properties is determined to be uneconomical, the amount of such properties is added to the capital costs to be depleted. As of February 29, 2008, all of the Company’s oil and gas properties were unproven and excluded from depletion.

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

Asset Retirement Obligations

In accordance with Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations (''SFAS 143''), the fair value of an asset retirement cost, and corresponding liability, should be recorded as part of the cost of the related long-lived asset and subsequently allocated to expense using a systematic and rational method. Our company will record an asset retirement obligation to reflect its legal obligations related to future abandonment of its mineral property interests using estimated expected cash flow associated with the obligation and discounting the amount using a credit-adjusted, risk-free interest rate. At least annually, our company will reassess the obligation to determine whether a change in any estimated obligation is necessary. Our company will evaluate whether there are indicators that suggest the estimated cash flows underlying the obligation have materially changed. Should those indicators suggest the estimated obligation has materially changed, our company will accordingly update its assessment. At February 29, 2008, our company had not undertaken any drilling activity on its properties had not incurred significant reclamation obligations. As such, no asset retirement obligation accrual was made in the February 29, 2008 financial statements.

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

Since inception, we have incurred aggregate net losses of $2,561,796 from operations. We can offer no assurance that we will ever operate profitably or that we will generate positive cash flow in the future. To date, we have not generated any revenues from our operations. Our history of losses and no revenues raise substantial doubt about our ability to continue as a going concern. We will not be able to generate significant revenues in the future and our management expects acquisitions and exploration expenditures and operating expenses to increase substantially over the next 12 months. As a result, our management expects the business to continue to experience negative cash flow for the foreseeable future and cannot predict when, if ever, our business might become profitable. We will need to raise additional funds, and such funds may not be available on commercially acceptable terms, if at all. If we are unable to raise funds on acceptable terms, we may not be able to execute our business plan, take advantage of future opportunities, or respond to competitive pressures or unanticipated requirements. This may seriously harm our business, financial condition and results of operations.

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

We intend to drill test wells on the Montana properties subject to our farmout agreement. There can be no assurance that our future drilling activities will be successful. We may not recover all or any portion of our capital investment in the wells. Unsuccessful drilling activities would have a material adverse effect upon our results of operations and financial condition and would likely result in the ultimate failure of our business operations. The cost of drilling, completing, and operating wells is often uncertain, and a number of factors can delay or prevent drilling operations including: (i) unexpected drilling conditions; (ii) pressure or irregularities in formation; (iii) equipment failures or accidents; (iv) adverse weather conditions; and (v) shortages or delays in availability of drilling rigs and delivery of equipment.

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

If drilling activity increases in Montana and North Dakota or in the north-western United States generally, a shortage of drilling and completion rigs, field equipment and qualified personnel could develop. These costs have recently increased sharply and could continue to do so. The demand for and wage rates of qualified drilling rig crews generally rise in response to the increasing number of active rigs in service and could increase sharply in the event of a shortage. Shortages of drilling and completion rigs, field equipment or qualified personnel could delay, restrict or curtail our exploration and development operations, which could in turn harm our operating results.

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

Risks Associated with Our Common Stock

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

ITEM 3. CONTROLS AND PROCEDURES.

As required by Rule 13a-15 under the Exchange Act, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures at February 29, 2008, which is the end of the period covered by this report. This evaluation was carried out by our principal executive officer and our principal financial officer. Based on this evaluation, our principal executive officer and our principal financial officer have concluded that the design and operation of our disclosure controls and procedures are effective as at the end of the period covered by this report. There were no changes in our internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting in our most recent fiscal quarter.

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

None.

ITEM 3. DEFAULT UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6 EXHIBITS.

The following exhibits, required by Item 601 of Regulation S-B, are being filed as part of this quarterly report, or are incorporated by reference where indicated:

Exhibit No.	Description
(3)	Articles of Incorporation and By-laws
3.1	Articles of Incorporation (incorporated by reference from our Registration Statement on Form SB-2, filed on November 2, 2005)
3.2	Bylaws (incorporated by reference from our Registration Statement on Form SB-2, filed on November 2, 2005)
3.3	Articles of Merger (incorporated by reference by our current report on Form 8-K filed on June 28, 2006)
3.4	Certificate of Change (incorporated by reference by our current report on Form 8-K filed on June 28, 2006)
3.5	Certificate of Change (incorporated by reference by our current report on Form 8-K filed on July 7, 2007)
3.6	Articles of Merger (incorporated by reference by our current report on Form 8-K filed on July 7, 2007)

Exhibit No.	Description
3.7	Articles of Merger (incorporated by reference by our annual report on Form 10-KSB filed on December 14, 2007)
(4)	Instruments defining rights of security holders, including indentures
4.1	Specimen ordinary share certificate (incorporated by reference from our Registration Statement on Form SB-2, filed on November 2, 2005)
(10)	Material Contracts
10.1	Form of Subscription Agreement (incorporated by reference by our current report on Form 8-K filed on August 15, 2006)
10.2	Form of Subscription Agreement (incorporated by reference by our current report on Form 8-K filed on September 26, 2006)
10.3	Promissory Note (incorporated by reference by our current report on Form 8-K filed on October 3, 2006)
10.4	Lease Agreement (incorporated by reference by our current report on Form 8-K filed on November 29, 2006)
10.5	Form of Subscription Agreement (incorporated by reference by our current report on Form 8-K filed on November 29, 2006)
10.6	Employment Agreement with Scott Gurley (incorporated by reference by our current report on Form 8-K filed on November 29, 2006)
10.7	Employment Agreement with Derek Barber (incorporated by reference by our current report on Form 8-K filed on November 29, 2006)
10.8	Share Exchange Agreement (incorporated by reference by our current report on Form 8-K filed on November 29, 2006)
10.9	Share Issuance Agreement with Global (incorporated by reference by our current report on Form 8- K filed on May 15, 2007)
10.10	Letter of Intent (incorporated by reference by our current report on Form 8-K filed on May 17, 2007)
10.11	Private Placement Subscription Agreement (incorporated by reference by our current report on Form 8-K filed on May 23, 2007)
10.12	Office Lease and Services Agreement (incorporated by reference by our quarterly report on Form 10- QSB filed on July 16, 2007)
10.13	Assignment Agreement between Power Energy Enterprises SA and Lusora Healthcare Systems Inc. (incorporated by reference by our current report on Form 8-K filed on September 4, 2007)
10.14	Farmout Agreement between Coastal Petroleum Company and Lusora Healthcare Systems Inc. (incorporated by reference by our current report on Form 8-K filed on September 4, 2007)
10.15	Private Placement Subscription Agreement (incorporated by reference by our current report on Form 8-K filed on October 16, 2007)
10.16	Warrant Certificate (incorporated by reference by our current report on Form 8-K filed on October 16, 2007)
10.17	Private Placement Subscription Agreement (incorporated by reference by our current report on Form 8-K filed on November 11, 2007)
10.18	Warrant Certificate (incorporated by reference by our current report on Form 8-K filed on November 11, 2007)
10.19	Memorandum of Understanding with Coastal Petroleum, dated November 29, 2007, signed December 4 (incorporated by reference by our current report on Form 8-K filed on December 11, 2007)
10.20	Letter from Western Standard Energy Corp. to Coastal Petroleum Company, dated November 28, 2007 (incorporated by reference by our current report on Form 8-K filed on December 11, 2007)
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

10.26	Form of Subscription Agreement dated December 24, 2007
10.27

Memorandum of Understanding dated January 24, 2008 between Western Standard Energy Corp. and F Cross Resources, LLC (incorporated by reference by our annual report on Form 10-QSB filed on February 4, 2008)

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
April 17, 2008

By
/s/ Julian Lee
Julian Lee
Principal Financial Officer
Principal Accounting Officer
April 17, 2008