Form 10QSB
period 2008-05-31
Western Standard Energy Corp.
filed 2008-07-15
CIK 1343254

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2008

OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _____________to _____________

Commission file number 000-51736

WESTERN STANDARD ENERGY CORP.
(Exact name of small business issuer as specified in its charter)

Nevada	20-5854735
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

115 Second Avenue West, Williston, ND 58801
(Address of principal executive offices)

(701) 577-4002
(Issuer’s telephone number)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ]No [X]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section l2, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Yes [ ]No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 89,302,688 shares of common stock issued and outstanding as of July 15, 2008

Transitional Small Business Disclosure Format (Check one): Yes [ ]No [X]

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WESTERN STANDARD ENERGY CORP.
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS

	May 31,	August 31,
	2008	2007
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$54,647	$3,475
Other receivables	9,180	-
Prepaid expenses	12,404	3,551
	76,231	7,026

OIL AND GAS PROPERTIES, unproven	1,009,514	450,000
EQUIPMENT, net	6,545	1,325

	$1,092,290	$458,351

LIABILITIES

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$63,371	$130,475
Due to related parties	8,530	-

	71,901	130,475

STOCKHOLDERS' EQUITY

COMMON STOCK
Authorized:
2,812,500,000 common shares with a par value of $0.001
Issued and outstanding:
88,802,688 common shares (August 31, 2007 - 88,360,132)	88,803	88,360
ADDITIONAL PAID IN CAPITAL	3,921,362	2,381,805
DEFICIT ACCUMULATED DURING DEVELOPMENT STAGE	(2,989,776)	(2,142,289)

	1,020,389	327,876

	$1,092,290	$458,351

The accompanying notes are an integral part of these consolidated financial statements.

WESTERN STANDARD ENERGY CORP.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

					Cumulative from
					October 16, 2003
	Three Months Ended May 31,		Nine Months Ended May 31,		(Inception) to
	2008	2007	2008	2007	May 31, 2008

OPERATING EXPENSES
Advertising and promotion	$7,165	$5,000	$7,165	$5,000	$46,790
Audit and accounting fees	17,231	23,718	82,059	51,361	157,370
Depreciation	290	1,075	810	2,791	10,231
Consulting fees and expenses	5,500	-	36,284	-	36,284
Foreign exchange (gain) loss	1,359	(2,347)	4,893	1,580	9,051
Interest expense	1,867	2,031	7,494	5,366	27,498
Interest income	(317)	(802)	(657)	(2,311)	(3,261)
Investor communications and transfer agent	253,868	49,285	297,108	98,603	432,096
Legal fees	12,500	18,679	44,486	32,102	142,252
Office and general administration	6,049	36,411	17,756	83,006	157,831
Product development	-	115,966	-	266,051	876,451
Salaries and management fees	72,411	90,402	227,556	214,901	869,764
Travel and entertainment	24,894	(4,221)	59,082	56,331	125,556
Web and graphic design	22,299	12,914	60,587	27,831	93,139
Write-down of assets	2,864	-	2,864	-	8,724

	427,980	348,111	847,487	$842,612	2,989,776

NET LOSS	$(427,980)	$(348,111)	$(847,487)	$(842,612)	$(2,989,776)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.00)	$(0.01)	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING - Basic and Diluted	88,162,471	57,333,686	87,673,557	59,175,208

The accompanying notes are an integral part of these consolidated financial statements.

WESTERN STANDARD ENERGY CORP.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

			Cumulative from
			October 16, 2003
	Nine Months Ended May 31,		(Inception) to
	2008	2007	May 31, 2008

CASH FLOW FROM OPERATING ACTIVITIES
Net loss	$(847,487)	$(842,612)	$(2,989,776)
Non-cash items included in net loss
Depreciation	810	2,791	10,231
Write-down of assets	-		5,860
Stock based operating expenses	-	(925)	2,450
Changes in non-cash working capital
Other receivables	(9,180)	(5,200)	(9,180)
Prepaid expenses	(8,853)	(20,906)	19,246
Accounts payable and accrued liabilities	(67,104)	(22,495)	(20,156)

Net cash used in operating activities	(931,814)	(889,347)	(2,981,325)

CASH FLOW FROM INVESTING ACTIVITIES
Restricted cash	-	9,561	-
Purchase of equipment	(6,030)	(3,655)	(20,791)
Expenditures on oil and gas properties	(559,514)	-	(559,514)

Net cash used in investing activities	(565,544)	5,906	(580,305)

CASH FLOW FROM FINANCING ACTIVITIES
Advances from related parties	8,530	124,294	1,124,641
Issuance of common shares for cash	1,540,000	500,000	2,140,000
Net cash acquired on recapitalization	-	351,636	351,636

Net cash provided by financing activities	1,548,530	975,930	3,616,277

INCREASE IN CASH	51,172	92,489	54,647

CASH, BEGINNING	3,475	90,994	-

CASH, ENDING	$54,647	$183,483	$54,647

SUPPLEMENTARY INFORMATION

Cash paid for:
Interest	$7,494	$3,055	$27,498
Income taxes	$-	$-	$-

Non-cash financing and investing activities:
Loans converted to common stock	$-	$-	$879,842

Purchase of oil and gas property for common stock	$-	$-	$450,000

The accompanying notes are an integral part of these consolidated financial statements.

WESTERN STANDARD ENERGY CORP.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
May 31, 2008
(Unaudited)

1. BASIS OF PRESENTATION

The unaudited interim consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and the rules and regulations of the Securities and Exchange Commission. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended August 31, 2007 included in the Company’s Annual Report on From 10-KSB filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in Form 10-KSB. In the opinion of management, all adjustments considered necessary for fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine months ended May 31, 2008 are not necessarily indicative of the results that may be expected for the year ending August 31, 2008.

2. OIL AND GAS PROPERTIES

The Company’s unproven oil and gas properties are as follows:
	May 31,	August 31,
	2008	2007
Starbuck East Shallow Gas Assembly - Valley County,
Montana
Acquisition costs for leases comprising 42,000 acres	$450,000	$450,000
Exploration costs	416,824	-
	866,824	450,000
Lodgepole Reef Oil Prospects - Stark and Slope Counties,
North Dakota
Acquisition costs for 7 oil leases	142,690	-

Bakken Oil Shale Prospects – Stark County, North Dakota
Option to buy up to 4 lease units each comprising 1,280 acres	-	-
	$1,009,514	$450,000

Starbuck East Shallow Gas Prospects - Valley County, Montana

On August 22, 2007, the acquisition cost of $450,000 was paid by the issuance of 1,500,000 common shares of the Company with a fair value of $450,000 for the assignment of a farmout agreement that Power Energy Enterprises SA had with Coastal Petroleum Company (“CPC”) regarding the Starbuck East prospect in the Valley County Shallow Gas Assembly in the State of Montana owned by CPC.

On August 30, 2007, the Company entered into a farmout agreement directly with CPC whereby the Company will pay 100% of the test well costs to begin the process of proving out the Starbuck East prospect. In return, the Company will receive a 100% undivided working interest in the test well before payout and an 80% working interest after payout. In October, 2007, the Company paid $384,000 to CPC for test well drilling and lease rentals following receipt of the required drilling permits from the United States Bureau of Land Management. Additional payments of $32,824 were made in November 2007 for test well completion and a geological engineering report regarding preliminary verification of potential gas reserves.

Within 30 days of test well completion and provided it proves to be commercial, the Company may elect to purchase a 50% undivided working interest in all leases owned by CPC in its Valley County Shallow Gas Assembly for $1,000,000. This purchase price will be paid to CPC in five installments of $200,000 each over the drilling period of the four step-out wells. The Company and CPC will each pay 50% of the drilling cost of these wells and share revenues equally. If the Company so elects, it may decide to pay CPC a non-refundable $50,000 to extend the election period from 30 to 60 days following test well completion. This amount will be applied against the first installment of $200,000.

Either party may propose to drill another well within CPC’s Valley County, Montana lease assembly or other acreage of mutual interest which may be acquired. The same 50/50 cost-revenue sharing arrangements will apply and each party may opt-in or opt-out of the proposed wells on a well by well basis. CPC will be the operator of the leases for the joint account of both companies, except where CPC declines to participate in a particular well or wells. The Company may elect to become the owner-operator of such wells.

Lodgepole Reef Oil Prospects - Stark and Slope Counties, North Dakota

The Company purchased a working interest in seven Lodgepole Reef prospects within the Williston Basin for an acquisition cost of $142,690 as follows:

(i) On November 9, 2007 the Company entered into a Farmout Agreement with Oil For America LLC (“OFA”) whereby the Company received a 100% working interest in the oil and gas leases of two Lodgepole Reef prospects in Stark County for cash consideration of $40,000. Both prospects are three year paid-up leases with a 17% landowner’s royalty and a 12.5% back-in working interest for OFA after royalty payout. If the Company drills both lease prospects, OFA has agreed to identify eight additional Lodgepole Reef prospects for the Company under the same terms.

(ii) On December 11, 2007, the Company entered into a Farmout agreement with CPC whereby we received a 100% working interest in the oil and gas leases of four Lodgepole Reef prospects in Slope County for cash consideration of $80,000. Each lease is a three year paid-up lease with a 17% landowner’s royalty and a 20% back-in working interest for CPC after royalty payout.

(iii) On April 17, 2008, the Company entered into a memorandum of understanding with OFA whereby we will receive a 100% working interest in the Rocheford 21-1 Lodgepole Reef prospect in Stark County for cash consideration of $22,690. This amount was paid following verification by a third party geologist of the potential oil and gas reserves involved. It is expected this prospect will involve three year paid-up leases with a 17% landowner’s royalty and a 12.5% back-in working interest for OFA after royalty payout.

Bakken Shale Oil Prospects – Stark County, North Dakota

On May 6, 2008, the Company entered into a memorandum of understanding with OFA to identify and acquire up to four 1,280 acre Bakken units. Once the potential oil and gas reserves have been verified by a third party geologist, the Company has the option to buy part or all of the acreage at a cost yet to be determined.

On July 14, 2008 and further to the above memorandum of understanding, the Company exercised an option on one of the four 1,280 acre Bakken prospects. The Company will have a 100% working interest, subject only to landowner’s royalties and a 20% back-in working interest for OFA after royalty payout. A partial payment has already been made to OFA with the total leasing operation expected to cost $160,000 to be paid in stages.

3. COMMON STOCK

On September 7, 2007, the Company affected a one and one-half for one forward stock split (1.5:1) of its authorized, issued and outstanding common stock resulting in all share and per share information in these financial statements being presented on a retroactive basis.

The changes in common stock during the nine months ended May 31, 2008 are presented below:

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

(ii)

On September 27, 2007 and October 18, 2007, the Company cancelled 3,234,367 common shares held by two former employees following their resignations from the previous healthcare systems business in July 2007.

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

(vii)

On March 14, 2008, 300,000 units were issued at a price of $0.50 per unit for cash consideration of $150,000 under a private placement agreement. Each unit consists of one common share and one non-transferable share purchase warrant entitling the holder to purchase one additional common share at $0.75 per share for a period of three years. No value was attributed to the warrants issued as part of this unit placement.

(viii)

On April 30, 2008, 500,000 units were issued at a price of $0.50 per unit for cash consideration of $250,000 under a private placement agreement. Each unit consists of one common share and one non-transferable share purchase warrant entitling the holder to purchase one additional common share at $0.75 per share for a period of three years. No value was attributed to the warrants issued as part of this unit placement.

On May 6, 2008, the Company entered into a one year share issuance agreement with Infinity Energy Investments Limited (“Infinity”) allowing Infinity to advance up to $15,000,000 to the Company in multiples of $250,000 in exchange for units of the company. Each unit will consist of one common share and one common share purchase warrant exercisable for a period of three years at a price that is 150% of the original unit price (Price”). The Price will be variable and equal to 80% of the volume weighted average closing price of the Company’s common shares for the ten banking days immediately preceding the date of notice from the Company of a specific advance. The Company has agreed to use the funds for new prospect and leasehold acquisitions, exploration and drilling activities, the acquisition of existing production and working capital, and general corporate purposes. At May 31, 2008, the Company had not issued any units under this agreement.

As at May 31, 2008, the Company had 6,537,056 share purchase warrants outstanding (August 31, 2007 –2,860,133) entitling the holder to purchase 6,537,056 common shares. The weighted average exercise price per warrant and the average remaining life of the warrants is $0.73 and 1.65 years, respectively.

4. COMMITMENTS

The Company is committed under annual contracts, renewable at the Company’s option, to certain employee-consultants performing the roles of Senior Vice-President Exploration, Senior Vice-President Business Development and Chief Financial Officer. All have significant oil and gas industry experience and work for the Company on a part-time basis. The total fees involved are approximately $100,000 per year plus 600,000 stock options to be granted on their first anniversary dates, once a Company stock option plan is implemented. In addition, the Company has committed to the issuance of 500,000 shares for services rendered and the granting of 275,000 stock options on their first anniversary dates to members of its new 3-man Advisory Board.

5. SUBSEQUENT EVENT

On June 11, 2008, 500,000 units were issued at a price of $0.30 per unit for cash consideration of $150,000 under the share issuance agreement with Infinity (See Note 3).

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements. Forward-looking statements are projections in respect of future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “intends”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential”, or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” commencing on page 15 of this quarterly report, which may cause our or our industry's actual results, levels of activity or performance to be materially different from any future results, levels of activity or performance expressed or implied by these forward-looking statements.

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

Corporate Overview

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

Since September 2007, we have focused our resources on acquiring and exploring oil and gas prospects in Montana and South Dakota. In an assessment report released in April 2008, the US Geological Survey estimated mean undiscovered volumes of 3.65 billion barrels of oil, 1.85 trillion cubic feet of natural gas, and 148 million barrels of natural gas liquids in the Bakken Formation of the Williston Basin in Montana and North Dakota. All of our oil prospects are within this area as discussed below.

In an assessment report released in June 2008, the US Geological Survey estimated mean undiscovered volumes of 6.19 trillion cubic feet of natural gas in the Northern-Central State of Montana. All of our natural gas prospects are within this area as discussed below.

Starbuck East shallow gas prospect - Valley County, Montana

On August 22, 2007, this prospect was purchased for $450,000 regarding the assignment of a farmout agreement that Power Energy Enterprises SA had with Coastal Petroleum Company (“CPC”) for approximately 42,000 acres on the Starbuck East prospect in the Valley County Shallow Gas Assembly in the State of Montana owned by CPC. This amount was paid to Power Energy Resources by the issuance of 1,500,000 of our Company’s common shares with a fair value of $450,000.

On August 30, 2007 we entered into a farmout agreement directly with CPC regarding this prospect which provides that we may: (1) drill four step out wells as soon as possible following completion of a successful test well, of which there is no assurance; (2) complete a reserve study; (3) obtain financing based upon the reserve study to complete the development of the field; and, (4) install pipelines needed to carry the gas to transmission lines. Under this agreement, we pay 100% of the cost of the test well and associated lease rentals, in return for 100% of the working interest before payout of the test well and 80% of the working interest of the test well after payout.

In October, 2007, we paid $384,000 to CPC for test well drilling and lease rentals following receipt of the required drilling permits from the United States Bureau of Land Management. Additional payments of $32,824 were made in November 2007 for test well completion and a geological engineering report regarding preliminary verification of potential gas reserves. We expect to complete this well in the summer 2008 for approximately $70,000 subject to compliance with certain environmental and wildlife obligations required by the US Bureau of Land Management.

Within 30 days of test well completion and provided it proves to be commercial, we may elect to purchase a 50% undivided working interest in all leases owned by CPC in its Valley County Shallow Gas Assembly for $1,000,000. This purchase price will be paid to CPC in five instalments of $200,000 each over the drilling period of the four step-out wells. We and CPC will each pay 50% of the drilling cost of these wells and share revenues equally. If we so elect, we may decide to pay CPC a non-refundable $50,000 to extend the election period from 30 to 60 days following test well completion. This amount will be applied against the first instalment of $200,000.

CPC will be designated as an operator for all operations on the leases for the joint account of CPC and our company except where CPC declines to participate in the drilling of a well or wells by our company, in which case, we may elect to act as an operator and owner of such well or wells.

Either party may propose to drill another well within CPC’s Valley County, Montana lease assembly or other acreage of mutual interest which may be acquired. The same 50/50 cost-revenue sharing arrangements will apply and each party may opt-in or opt-out of the proposed wells on a well by well basis. CPC will be the operator of the leases for the joint account of both companies, except where CPC declines to participate in a particular well or wells. We may elect to become the owner-operator of such wells.

Lodgepole Reef oil prospects - Stark and Slope Counties, North Dakota

We purchased a working interest in seven Lodgepole Reef prospects within the proven Williston Basin for an acquisition cost of $142,690 as follows:

(i)

On November 9, 2007, we entered into a Farmout Agreement with Oil For America LLC (“OFA”) whereby we received a 100% working interest in the oil and gas leases of two Lodgepole Reef prospects in Stark County for cash consideration of $40,000. Both prospects are three year paid up leases with a 17% landowner’s royalty and a 12.5% back-in working interest for OFA after royalty payout. If we drill both prospects, OFA has agreed to identify eight additional Lodgepole Reef prospects for us under the same terms.

(ii)

On December 11, 2007, we entered into a Farmout agreement with CPC whereby we received a 100% working interest in the oil and gas leases of four Lodgepole Reef prospects in Slope County for cash consideration of $80,000. Each prospect is a three year paid-up lease with a 17% landowner’s royalty and a 20% back-in working interest for CPC after royalty payout.

(iii)

On April 17, 2008, we entered into a memorandum of understanding with OFA whereby we will receive a 100% working interest in the Rocheford 21-1 Lodgepole Reef prospect in Stark County for cash consideration of $22,690. This amount was paid following verification by a third party geologist of the potential oil and gas reserves involved. It is expected this prospect will involve three year paid-up leases with a 17% landowner’s royalty and a 12.5% back-on working interest for OFA after royalty payout.

Bakken Shale oil prospects – Stark County, North Dakota

On May 6, 2008, we entered into a memorandum of understanding with OFA to identify and acquire up to four 1,280 acre Bakken units. Once the potential oil and gas reserves have been verified by a third party geologist, we have the option to buy part or all of the acreage at a cost yet to be determined.

In addition to the above prospective properties, we intend to acquire additional oil and gas interests in the future. Management believes that future growth of our company will primarily occur through the acquisition of oil and gas properties following extensive due diligence by our company. However, we may elect to proceed through collaborative agreements, joint venture agreements or other agreements with other experts in the oil and gas industry in order to share expertise and reduce operating costs. The analysis of new property interests will be undertaken by or under the supervision of our management, advisory board and board of directors. Although the oil and gas industry is currently very competitive, management believes that many undervalued prospective properties are available for acquisition and exploration purposes.

Since we are an exploration stage company, there is no assurance that a commercially viable oil and gas reserve exists on any of our property interests, and a great deal of additional exploration will be required before a final evaluation of the economic and legal feasibility for our future expansion is determined. To date, we have not discovered an economically viable oil and gas reserve on any of our property interests, and there is no assurance that we will discover one.

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

Cash Requirements

Over the next 12 months, we have estimated our minimum cash requirements to be as follows:

Operating Expenses
Management & consultants’ fees and expenses	$600,000
Professional fees	300,000
General and administrative expenses	500,000
Acquisition and exploration expenditures	8,600,000
Total	$10,000,000

For the nine months ended May 31, 2008, we recorded a net operating loss of $847,487 and have an accumulated deficit of $2,989,776 since inception. As at May 31, 2008, we had cash of $54,647 and for the next 12 months, management estimates minimum cash requirements of $10,000,000 to fund our planned oil and gas acquisition and exploration expenditures and on-going operations. Accordingly, we do not have sufficient funds to meet our plan of operation over the next twelve months and will need to obtain further financing. See the section entitled “Future Financings”, below.

Results of Operations

Three and Nine months Summary

	Three Months Ended		Nine Months Ended
	May 31		May 31
	2008	2007	2008	2007
Revenue	$0	$0	$0	$0
Expenses	$427,980	$348,111	$847,487	$842,612
Interest and dividend income	$0	$0	$0	$0
Net loss	$427,980	$348,111	$847,487	$842,612

	Three Months Ended		Nine Months Ended
	May 31		May 31
	2008	2007	2008	2007
Expenditures on oil & gas properties	$37,690	$0.00	$559,514	$0.00
Funds from issuance of shares	$400,000	$200,000	$1,540,000	$500,000

Revenue

We have not earned any revenues since our inception and we do not anticipate earning revenues until such time as we have begun commercial production of our oil and gas projects. We are currently in the exploration stage of our business and we can provide no assurances that we will discover commercially exploitable resources on our properties, or if such resources are discovered, that we will be able to begin commercial production.

Expenses

Our expenses for the three and nine months ended May 31, 2008 and 2007 were as follows:

	Three Months Ended		Nine months Ended
	May 31		May 31
	2008	2007	2008	2007

Management & consultants’	$102,805	$86,181	$322,922	271,232
fees and expenses
Professional Fees	29,731	42,397	126,545	83,463
Office admin & other expenses	12,112	36,368	33,160	90,432
Investor relations, transfer
agent and media expenses	283,332	67,199	364,860	131,434
Product development expenses	0	115,966	0	266,051

Total Expenses	$427,980	$348,111	$847,487	$842,612

Operating expenses for the nine months ended May 31, 2008 increased by net amount of $4,875 compared to the same period in 2007 due to the following:

  $51,690 increase in management & consultants’ fees and expenses due to greater use of consultants with oil & gas expertise and no reclassification of management fees to product development in the current period following the change in business plan.

  $43,082 increase in professional fees associated with the acquisition of oil & gas properties for the new business plan plus the on-going reporting obligations under the Securities Exchange Act of 1934.

  $57,272 decrease in office and other expenses following the change in business plan to oil & gas property acquisitions and exploration.

  $233,426 increase in investor relations, transfer agent and media expenses due to publishing our new business plan into three national business magazines and also designing a new website for the oil & gas business.

  $266,051 decrease in product development expenses which are no longer required after changing our business plan away from the development of wireless security technology.

Liquidity and Capital Resources

Working Capital

	May 31, 2008	August 31, 2007
Current assets	$76,231	$7,026
Current liabilities	(71,901)	(130,475)
Working capital (deficiency)	$4,330	($123,449)

At May 31, 2008, we had working capital of $4,330 compared to a working capital deficiency of $123,449 at the August 31, 2007 year end.

Cash Flows

	Nine months Ended May 31,
	2008	2007
Cash flow (used in) operating activities	($931,814)	($889,347)
Cash flow (used in) investing activities	(565,544)	5,906
Cash flow provided by financing activities	1,548,530	975,930
Increase in cash during the period	$51,172	$92,489
Cash at beginning of period	3,475	90,994
Cash at end of period	$54,647	$183,483

Future Financings

As at May 31, 2008, cash-on-hand amounted to $54,647. Per the cash requirements section above, we need $10,000,000 of additional financing over the next 12 months to achieve our planned acquisition and exploration expenditures and on-going operating expenses.

Obtaining additional financing is subject to a number of factors, including the market prices for our leased oil and gas properties and the risk factors identified below. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us. Since inception, we have used our common stock to raise money for our operations and property acquisitions and exploration. We have not attained profitable operations and are dependent upon obtaining additional financing to pursue our plan of operation. For these reasons, our independent auditors believe there exists a substantial doubt about our ability to continue as a going concern.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial position, revenues and expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

Summary of Significant Accounting Policies

Basis of presentation and consolidation

These unaudited interim consolidated financial statements and related notes are presented in accordance with generally accepted accounting principles in the United States of America (“US”) and are expressed in US dollars. Western Standard is an exploration stage company as defined by Statement of Financial Accounting Standard (“SFAS”) No. 7, “Accounting and Reporting by Development Stage Enterprises” and has not realized any revenues from its planned operations. These unaudited interim financial statements include the accounts of Western Standard Energy Corp and its wholly-owned United Kingdom subsidiary, Western Standard Energy Limited. All inter-company transactions and account balances have been eliminated on consolidation. The fiscal year end of both Western Standard and its subsidiary is August 31.

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

Financial instruments

Western Standard’s financial instruments consist of cash, accounts payable and accrued liabilities. It is management’s opinion that Western Standard is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of these financial instruments approximates their carrying values due to the relatively short maturity of these instruments.

Oil and gas properties

Western Standard utilizes the full cost method to account for its investment in unproven oil and gas properties. Accordingly, all costs associated with acquisition, exploration and development of oil and gas reserves, including such costs as leasehold acquisition costs, capitalized interest costs relating to unproven properties, geological expenditures, tangible and intangible development costs (including direct internal costs), are capitalized into the full cost pool. As of May 31, 2008, Western Standard has no properties with proven reserves. When Western Standard commences production from established proven oil and gas reserves, capitalized costs, including estimated future costs to develop the reserves and estimated abandonment costs net of salvage, will be depleted on the units-of-production method using estimates of proven reserves. Investments in unproved properties and major development projects, including capitalized interest if any, are not depleted until proven reserves associated with the projects can be determined. If the future exploration of unproven properties are determined to be uneconomical, the amount of such properties is added to the capital costs to be depleted. As of May 31, 2008, all of Western Standard’s oil and gas properties were unproven and excluded from depletion.

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

Foreign Currency Translation

Western Standard’s reporting currency is the United States dollar. The functional currency of Western Standard’s United Kingdom subsidiary is the Pound Sterling. The financial statements of the subsidiary are translated to United States dollars in accordance with SFAS No. 52 “Foreign Currency Translation” using period-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues and expenses. Foreign currency transaction gains (losses) and translation gains (losses) are both included in current operations. Foreign currency transactions are primarily undertaken in Pounds Sterling. Western Standard has not, to the date of these financials statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

Deferred income taxes

Western Standard follows the asset and liability method of accounting for income taxes as set forth in SFAS No. 109, “Accounting for Income Taxes”. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances. Deferred tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statement of operations in the period that includes the date of enactment or substantial enactment. For deferred tax assets, the full amount of the potential future benefit is recorded; then a valuation allowance is used to adjust for the probability of realization.

Loss per share

Western Standard computes net loss per share in accordance with SFAS No. 128, “Earnings per Share”, which requires presentation of both basic and diluted loss per share (“LPS”) on the face of the statement of operations. Basic LPS is computed by dividing the net loss available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted LPS gives effect to all potentially dilutive common shares outstanding during the period, including convertible debt, stock options and warrants, using the treasury stock method. The computation of diluted LPS does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect on LPS.

Long-Lived Assets

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the carrying value of intangible assets and other long-lived assets is reviewed on a regular basis for the existence of facts or circumstances that may suggest impairment. Western Standard recognizes impairment when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset. Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value.

Asset Retirement Obligations

Western Standard accounts for asset retirement obligations in accordance with the provisions of Statement of Financial Accounting Standard (SFAS) No. 143 “Accounting for Asset Retirement Obligations”. SFAS No. 143 requires Western Standard to record the fair value of an asset retirement obligation as a liability in the period in which it incurs an obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and/or normal use of the assets. As at May 31, 2008, Western Standard has not recognized any amount for asset retirement obligations.

Recent accounting pronouncements

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements” (“SFAS No. 160”). This Statement amends Accounting Research Bulletin (ARB) No. 51 to establish accounting and reporting standards for the non-controlling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements will have no impact. SFAS No. 160 is effective for the Company’s fiscal year beginning March 1, 2009. Management has determined that the adoption of this standard will not have an impact on the Company’s financial statements.

In December 2007, the FASB issued SFAS 141R, Business Combinations, SFAS 141R replaces SFAS 141. The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized. Management has determined that the accounting standard will have no effect on the Company.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities. SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. SFAS 161 achieves these improvements by requiring disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. It also provides more information about an entity’s liquidity by requiring disclosure of derivative features that are credit risk-related. Finally, it requires cross-referencing within footnotes to enable financial statement users to locate important information about derivative instruments. SFAS 161 will be effective for financial statements issued for fiscal years and interim periods beginning on March 1, 2009, will be adopted by the Company beginning in the first quarter of 2009. The Company does not expect there to be any significant impact of adopting SFAS 161 on its financial position, cash flows and results of operations.

On December 21, 2007, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 110. SAB 110 provides guidance to issuers on the method allowed in developing estimates of expected term of "plain vanilla" share options in accordance with SFAS No. 123(R), "Share-Based Payment". The staff will continue to accept, under certain circumstances, the use of a simplified method beyond December 31, 2007 which amends question 6 of Section D.2 as included in SAB 107, "Valuation of Share-Based Payment Arrangements for Public Companies", which stated that the simplified method could not be used beyond December 31, 2007. SAB 110 is effective March 1, 2008 for the Company. The Company is currently evaluating the potential impact, if any, that the adoption of SAB 110 will have on its financial statements.

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

Since inception, we have incurred aggregate net losses of $2,989,776 from operations. We can offer no assurance that we will ever operate profitably or that we will generate positive cash flow in the future. To date, we have not generated any revenues from our operations. Our history of losses and no revenues raise substantial doubt about our ability to continue as a going concern. We will not be able to generate significant revenues in the future and our management expects acquisitions and exploration expenditures and operating expenses to increase substantially over the next 12 months. As a result, our management expects the business to continue to experience negative cash flow for the foreseeable future and cannot predict when, if ever, our business might become profitable. We will need to raise additional funds, and such funds may not be available on commercially acceptable terms, if at all. If we are unable to raise funds on acceptable terms, we may not be able to execute our business plan, take advantage of future opportunities, or respond to competitive pressures or unanticipated requirements. This may seriously harm our business, financial condition and results of operations.

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

ITEM 3. CONTROLS AND PROCEDURES.

As required by Rule 13a-15 under the Exchange Act, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures at May 31, 2008, which is the end of the period covered by this report. This evaluation was carried out by our principal executive officer and our principal financial officer. Based on this evaluation, our principal executive officer and our principal financial officer have concluded that the design and operation of our disclosure controls and procedures are effective as at the end of the period covered by this report. There were no changes in our internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting in our most recent fiscal quarter.

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

None.

ITEM 3. DEFAULT UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

1.

On April 17, 2008 we signed a Memorandum of Intent to acquire the Rocheford 27-1 Lodgepole Reef Prospect (the “Prospect”) located in Stark County, North Dakota from Oil For America (“OFA”) for consideration of $22,690. This amount was paid following verification by a third party geologist of the potential oil ad gas resources involved. OFA will acquire the Prospect, have it surveyed and prepare to bond the well. Landowners’ royalties are expected to be 17% for three years.

Once OFA acquires the Prospect, OFA will assign the leases to us subject to the landowners’ royalties and a back-in working interest to OFA for 12.5% after payout. We have no obligation to drill the prospects, but if we do not drill the Prospect before the three year paid-up lease expires, we will have no further rights to the Prospect.

2.

On May 6, 2008 we entered into a share issuance agreement with Infinity Energy Investments Limited (“Infinity”) that will allow Infinity to advance up to $15,000,000 to Western Standard in exchange for units of Western Standard. The advances cannot be less than $250,000 each and must be in multiples of $250,000. When Infinity provides us with the funds, it has also agreed to provide us with a subscription agreement for units of our common stock. Each unit will consist of one common share and one common share purchase warrant. Each common share purchase warrant will be exercisable for a period of three years at a price that is 150% of the original unit price. The original unit price will be variable and equal to 80% of the volume weighted average of the closing price of our common shares for the 10 banking days immediately preceding the date of our notice of any particular advance.

We have agreed to use the funds for new prospect and leasehold acquisitions, exploration and drilling activities, the acquisition of existing production and working capital and general corporate activities.

On June 11, 2008, 500,000 units were issued under this agreement at a price of $0.30 per unit for cash consideration of $150,000. Each unit consists of one common share and one non-transferable share purchase warrant entitling the holder to purchase one additional common share at $0.60 for a period of three years.

These securities have not been and will not be registered under the United States Securities Act of 1933 and may not be offered or sold in the United States absent a registration or an applicable exemption from the registration requirements.

These securities will be issued in an offshore transaction to Infinity Energy Investments Limited, a company with an office in the British Virgin Islands, pursuant to an exemption from registration under Regulation S or Section 4(2) of the United States Securities Act of 1933.

3.

On May 6, 2008, the Company entered into a memorandum of understanding with OFA to identify and acquire up to four 1,280 acre Bakken units. Once the potential oil and gas reserves have been verified by a third party geologist, the Company has the option to buy part or all of the acreage at a cost yet to be determined.

4.

On May 14, 2008, we announced that we have scheduled completion and development work on the Starbuck East shallow gas prospect in Valley County, Montana, in which Western Standard has a 50% working interest.

5.	On May 30, 2008 we terminated our memorandum of intent with F Cross Resources, LLC.

6.	On June 4, 2008, we announced the appointment of Dr. Fred Aminzadeh as Chairman to our Advisory Board.

Dr. Aminzadeh is currently the President and CEO of dGB-USA, a leading seismic data services and provider of OpendTect software. He is also the current President of the 32,000 member Society of Exploration Geophysicists (SEG) as well as the President of FACT, a firm specializing in technical and strategic consultation to the oil and gas industry as well as the financial community.

During his over 17 years at Unocal (now part of Chevron) Dr. Aminzadeh held various technical and managerial positions. He’s served as an Adjunct Professor at Rice and consulted to many DOE National Laboratories and served on the Technical Advisory Board of Oak Ridge National Laboratory’s CESAR. Dr. Aminzadeh has published ten books and holds three US patents. He is a member of the American Association of Petroleum Geologists (AAPG), the Society of Petroleum Engineers (SPE) and the European Association of Geoscientists and Engineers (EAGE). He was recently appointed to the Unconventional Resources Technology Advisory Committee (URTAC). URTAC was formed to provide technical advice to the US Secretary of Energy on related matters.

7.	On June 18, 2008, we announced the appointments of Dr. Steven W. Ohnimus as Vice-Chairman to our Advisory Board and Mr. Gary Countryman as Senior Vice-President of Exploration.

Serving his entire professional career with Unocal (now part of Chevron), Dr. Ohnimus has extensive upstream production experience as the senior executive responsible for Unocal’s partner- operated ventures in countries such as Azerbaijan, Bangladesh, China, the Congo, Myanmar, Yemen, Indonesia, and throughout the United States. Prior to that, he was General Manager of Asset Analysis overseeing a portfolio valued at more than $5.5 billion. Dr. Ohnimus was also Vice President and General Manager of Unocal Indonesia, operating five offshore fields and one onshore LEX plant. Dr. Ohnimus served in various management roles pertaining to Unocal’s domestic interests, particularly in Alaska, Louisiana and Texas. Dr. Ohnimus is a former Director of the American Petroleum Institute (API), and the Society of Petroleum Engineers (SPE), both in Lafayette, Louisiana, and holds a BSc in Chemical Engineering and MSc and PhD degrees in Petroleum Engineering, all from the University of Missouri.

Mr. Countryman joins as Senior Vice-President, Exploration bringing nearly five decades of experience in upstream research, development, and production, starting out as a research engineer at Conoco (now ConocoPhillips) in 1960 where he spent most of his career. Mr. Countryman has held various senior management positions prior to becoming Vice President and General Manager of Conoco’s subsidiary Dubai Petroleum Co. in the United Arab Emirates in 1977. Other roles included Manager of Operations for Conoco’s Houston operations, General Manager, Egypt, and assistant to the Chairman and CEO. Mr. Countryman has since co-owned The Operating Co. and was the Vice President of Operations for Greenhill Petroleum Co., both based in Houston. Mr. Countryman is a Sloan Fellow, with a Masters Degree in Finance from the Massachusetts Institute of Technology, and has both Bachelors and Masters Degrees in Petroleum Engineering from the University of California at Berkeley.

Mr. Will Divine will move from his current position to the role of Senior Vice-President, Business Development.

8.

We have exercised an option on one of the four Bakken prospects in Stark County, North Dakota, further to its Letter of Intent (LOI) with Oil For America, LLC (OFA) of May 6, 2008. Under the terms of the LOI, Western Standard has a 100% working interest, subject only to landowner’s royalties and a 20% back in working interest to OFA, after payout. Partial payment was made to OFA on July 10, 2008, with the total leasing operation expected to cost $160,000, and paid in stages.

ITEM 6 EXHIBITS.

The following exhibits, required by Item 601 of Regulation S-B, are being filed as part of this quarterly report, or are incorporated by reference where indicated:

Exhibit No.	Description
(3)	Articles of Incorporation and By-laws
3.1	Articles of Incorporation (incorporated by reference from our Registration Statement on Form SB-2, filed on November 2, 2005)
3.2	Bylaws (incorporated by reference from our Registration Statement on Form SB-2, filed on November 2, 2005)
3.3	Articles of Merger (incorporated by reference by our current report on Form 8-K filed on June 28, 2006)
3.4	Certificate of Change (incorporated by reference by our current report on Form 8-K filed on June 28, 2006)
3.5	Certificate of Change (incorporated by reference by our current report on Form 8-K filed on July 7, 2007)
3.6	Articles of Merger (incorporated by reference by our current report on Form 8-K filed on July 7, 2007)
3.7	Articles of Merger (incorporated by reference by our annual report on Form 10-KSB filed on December 14, 2007)
(4)	Instruments defining rights of security holders, including indentures
4.1	Specimen ordinary share certificate (incorporated by reference from our Registration Statement on Form SB-2, filed on November 2, 2005)
(10)	Material Contracts
10.1	Form of Subscription Agreement (incorporated by reference by our current report on Form 8-K filed on August 15, 2006)

Exhibit No.	Description
10.2	Form of Subscription Agreement (incorporated by reference by our current report on Form 8-K filed on September 26, 2006)
10.3	Promissory Note (incorporated by reference by our current report on Form 8-K filed on October 3, 2006)
10.4	Lease Agreement (incorporated by reference by our current report on Form 8-K filed on November 29, 2006)
10.5	Form of Subscription Agreement (incorporated by reference by our current report on Form 8-K filed on November 29, 2006)
10.6	Employment Agreement with Scott Gurley (incorporated by reference by our current report on Form 8-K filed on November 29, 2006)
10.7	Employment Agreement with Derek Barber (incorporated by reference by our current report on Form 8-K filed on November 29, 2006)
10.8	Share Exchange Agreement (incorporated by reference by our current report on Form 8-K filed on November 29, 2006)
10.9	Share Issuance Agreement with Global (incorporated by reference by our current report on Form 8- K filed on May 15, 2007)
10.10	Letter of Intent (incorporated by reference by our current report on Form 8-K filed on May 17, 2007)
10.11	Private Placement Subscription Agreement (incorporated by reference by our current report on Form 8-K filed on May 23, 2007)
10.12	Office Lease and Services Agreement (incorporated by reference by our quarterly report on Form 10- QSB filed on July 16, 2007)
10.13	Assignment Agreement between Power Energy Enterprises SA and Lusora Healthcare Systems Inc. (incorporated by reference by our current report on Form 8-K filed on September 4, 2007)
10.14	Farmout Agreement between Coastal Petroleum Company and Lusora Healthcare Systems Inc. (incorporated by reference by our current report on Form 8-K filed on September 4, 2007)
10.15	Private Placement Subscription Agreement (incorporated by reference by our current report on Form 8-K filed on October 16, 2007)
10.16	Warrant Certificate (incorporated by reference by our current report on Form 8-K filed on October 16, 2007)
10.17	Private Placement Subscription Agreement (incorporated by reference by our current report on Form 8-K filed on November 11, 2007)
10.18	Warrant Certificate (incorporated by reference by our current report on Form 8-K filed on November 11, 2007)
10.19	Memorandum of Understanding with Coastal Petroleum, dated November 29, 2007, signed December 4 (incorporated by reference by our current report on Form 8-K filed on December 11, 2007)
10.20	Letter from Western Standard Energy Corp. to Coastal Petroleum Company, dated November 28, 2007 (incorporated by reference by our current report on Form 8-K filed on December 11, 2007)
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

Exhibit No.	Description
10.25

Assignment Agreement between Coastal Petroleum Company and Western Standard Energy Corp., dated December 12, 2007 (incorporated by reference by our annual report on Form 10-KSB filed on December 14, 2007)

10.26	Form of Subscription Agreement dated December 24, 2007
10.27

Memorandum of Understanding dated January 24, 2008 between Western Standard Energy Corp. and F Cross Resources, LLC (incorporated by reference by our quarterly report on Form 10-QSB filed on February 4, 2008)

10.28	Memorandum of Intent with Oil For America dated April 17, 2008 (incorporated by reference by our current report on Form 8-K filed on April 21, 2008)
10.29	Share Issuance Agreement dated May 6, 2008 with Infinity Energy Investments Limited (incorporated by reference by our current report on Form 8-K filed on May 8, 2008)
10.30*	Memorandum of Intent dated May 6, 2008 with Oil for America
(21)	List of Subsidiaries
21.1	Western Standard Energy Limited, incorporated in the UK
(31)	Section 302 Certification
31.1*	Certification Statement of the Chief Executive Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002
31.2*	Certification Statement of the Principal Accounting Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002
(32)	Section 906 Certification
32.1*	Certification Statement of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002
32.2*	Certification Statement of the Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002
99.1	Great Northern Gas Company – Starbuck East Prospect Valley Co., Montana Geological Report dated February 2, 2005 (incorporated by reference by our current report on Form 8-K filed on May 15, 2008)
99.2

Letter from Richard Robertson dated September 25, 2007 verifying the contents of the February 2, 2005 Geological Report (incorporated by reference by our current report on Form 8-K filed on May 15, 2008)

*Filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WESTERN STANDARD ENERGY CORP.

By
/s/ Dan Bauer
Dan Bauer
President, Secretary and Treasurer
Principal Executive Officer
July 15, 2008

By
/s/ Julian Lee
Julian Lee
Principal Financial Officer
Principal Accounting Officer
July 15, 2008