Form 10-K
period 2008-08-31
Western Standard Energy Corp.
filed 2008-12-15
CIK 1343254

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: August 31, 2008

or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________to __________________

Commission file number: 000-51736

WESTERN STANDARD ENERGY CORP.
(Exact name of registrant as specified in its charter)

Nevada	20-5854735
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

2 Sheraton Street, London UK W1F 8BH
(Address of principal executive offices and Zip Code)

Registrant's telephone number, including area code 44 207 479 4800

N/A
(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act

Title of Each Class	Name of each Exchange on which registered
Nil	N/A

Securities registered pursuant to Section 12(g) of the Act

Common Stock, par value $0.001 per share
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [X] No [ ]

Note – Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

- ii -

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [ ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act

Large accelerated filer [ ]		Accelerated filer [ ]
Non-accelerated filer [ ]	(Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes[ ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

49,086,022 common shares at a price of $0.04 per share for an aggregate market value of $1,963,440.88 1

1 The aggregate market value of the voting stock held by non-affiliates is computed by reference to the last trading price on December 10, 2008 as reported by Yahoo! Finance.

Note.—If a determination as to whether a particular person or entity is an affiliate cannot be made without involving unreasonable effort and expense, the aggregate market value of the common stock held by non-affiliates may be calculated on the basis of assumptions reasonable under the circumstances, provided that the assumptions are set forth in this Form.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 91,036,022 shares of common stock are issued and outstanding as of December 10, 2008.

DOCUMENTS INCORPORATED BY REFERENCE

Not Applicable

- iii -

- iv -

PART I

ITEM 1. BUSINESS

Forward-Looking Statements

This annual report contains forward-looking statements that relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in United States Dollars (US$) unless otherwise stated and are prepared in accordance with United States Generally Accepted Accounting Principles.

In this annual report, unless otherwise specified, all references to “common shares” refer to the common shares in our capital stock.

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

On June 23, 2006, we executed a letter of intent with Lusora Corp. wherein the existing shareholders of Lusora Corp. agreed to exchange issued and outstanding shares of its common stock for the same number of shares of our company. Also effective June 23, 2006, we changed our name from “Comtrix Inc.” to “Lusora Healthcare Systems Inc.” In addition, effective June 23, 2006 we effected a 25 for one forward stock split of our authorized, issued and outstanding common stock. As a result, our authorized capital increased from 75,000,000 shares of common stock with a par value of $0.001 to 1,857,000,000 shares of common stock with a par value of $0.001.

Effective September 7, 2007, we changed our name from “Lusora Healthcare Systems Inc.” to “Western Standard Energy Corp” when we decided to change the focus of our business plan from wireless personal security and monitoring systems to acquisition and exploration in the oil and gas industry. In addition on September 7, 2007, we effected a 1.5 for one stock split of our authorized and issued and outstanding common stock. As a result, our authorized capital increased from 1,875,000,000 shares of common stock with a par value of $0.001 to 2,812,500,000 shares of common stock with a par value of $0.001. Since September 2007, we have focused our resources on acquiring and exploring oil and gas prospects in Montana and South Dakota.

Competition

The oil and natural gas industry is intensely competitive, and we compete with numerous other oil and gas exploration and production companies. Many of these companies have substantially greater resources than we have. Not only do they explore for and produce oil and natural gas, but many also carry on midstream and refining operations and market petroleum and other products on a regional, national or worldwide basis. The operations of other companies may be able to pay more for exploratory prospects and productive oil and natural gas properties. They may also have more resources to define, evaluate, bid for and purchase a greater number of properties and prospects than our financial or human resources permit. In addition, during periods of low oil and natural gas market prices, these companies may have a greater ability to continue exploration activities.

Our larger or integrated competitors may have the resources to be better able to absorb the burden of existing, and any changes to federal, state, and local laws and regulations more easily than we can, which would adversely affect our competitive position. Our ability to discover reserves and acquire additional properties in the future will be dependent upon our ability and resources to evaluate and select suitable properties and to consummate transactions in this highly competitive environment. In addition, we may be at a disadvantage in producing oil and natural gas properties and bidding for exploratory prospects, because we have fewer financial and human resources than other companies in our industry. Should a larger and better financed company decide to directly compete with us, and be successful in its efforts, our business could be adversely affected.

Patents and Trademarks

We do not own any patents or trademarks.

Marketing and Customers

The market for oil and natural gas that we will produce depends on factors beyond our control, including the extent of domestic production and imports of oil and natural gas, the proximity and capacity of natural gas pipelines and other transportation facilities, demand for oil and natural gas, the marketing of competitive fuels and the effects of state and federal regulation. The oil and gas industry also competes with other industries in supplying the energy and fuel requirements of industrial, commercial and individual consumers.

Principal Agreements Affecting Our Ordinary Business

We do not own any real estate. Our interests are comprised of leaseholds subject to the terms and provisions of lease agreements that provide us with the right to drill and maintain wells in specific geographic areas. All of our lease arrangements that comprise our acreage positions are established using industry-standard terms that have been established and engrained in the oil and gas industry for many years.

In general, our lease agreements stipulate five year terms. Bonuses and royalty payments are made on a case-by-case basis consistent with industry standard pricing. Once a well is drilled and if production established, the well is considered “held by production,” meaning the lease continues as long as oil is being produced. Other locations within the drilling unit created for a well may also be drilled at any time with no time limit as long as the lease is held by production. The vast majority of our North Dakota leases have over four years remaining on the terms. We have very few leases with less than three years remaining in North Dakota. In Montana, in the event that we exercise the option to lease we would generally have approximately 40 months to four years remaining on our leases, with very few exceptions.

Some of our acreage is subject to joint venture and drilling agreements, and we expect that we will continue to evaluate potential partners and arrangements to develop our positions. The provisions of each relationship are and will be subject to separately negotiated arrangements. We do not rely on any material patents, trademarks, license, franchises, labor contracts or other similar arrangements during our ordinary course of business.

Research and Development

We did not incur expenditures in research and development over the last two fiscal years.

Governmental Regulation and Environmental Matters

Our operations are subject to various rules, regulations and limitations impacting the oil and natural gas exploration and production industry as whole.

Regulation of Oil and Natural Gas Production

Our oil and natural gas exploration, production and related operations, when developed, are subject to extensive rules and regulations promulgated by federal, state, tribal and local authorities and agencies. For example, some states in which we may operate require permits for drilling operations, drilling bonds and reports concerning operations and impose other requirements relating to the exploration and production of oil and natural gas. Such states may also have statutes or regulations addressing conservation matters, including provisions for the unitization or pooling of oil and natural gas properties, the establishment of maximum rates of production from wells, and the regulation of spacing, plugging and abandonment of such wells. Failure to comply with any such rules and regulations can result in substantial penalties. The regulatory burden on the oil and gas industry will most likely increase our cost of doing business and may affect our profitability. Although we believe we are currently in substantial compliance with all applicable laws and regulations, because such rules and regulations are frequently amended or reinterpreted, we are unable to predict the future cost or impact of complying with such laws. Significant expenditures may be required to comply with governmental laws and regulations and may have a material adverse effect on our financial condition and results of operations.

Environmental Matters

Our operations and properties are subject to extensive and changing federal, state and local laws and regulations relating to environmental protection, including the generation, storage, handling, emission, transportation and discharge of materials into the environment, and relating to safety and health. The recent trend in environmental legislation and regulation generally is toward stricter standards, and this trend will likely continue. These laws and regulations may:

  require the acquisition of a permit or other authorization before construction or drilling commences and for certain other activities;
  limit or prohibit construction, drilling and other activities on certain lands lying within wilderness and other protected areas; and
  impose substantial liabilities for pollution resulting from its operations.

The permits required for our operations may be subject to revocation, modification and renewal by issuing authorities. Governmental authorities have the power to enforce their regulations, and violations are subject to fines or injunctions, or both. In the opinion of management, we are in substantial compliance with current applicable environmental laws and regulations, and have no material commitments for capital expenditures to comply with existing environmental requirements. Nevertheless, changes in existing environmental laws and regulations or in interpretations thereof could have a significant impact on the Company, as well as the oil and natural gas industry in general.

The Comprehensive Environmental, Response, Compensation, and Liability Act (“CERCLA”) and comparable state statutes impose strict, joint and several liability on owners and operators of sites and on persons who disposed of or arranged for the disposal of “hazardous substances” found at such sites. It is not uncommon for the neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the hazardous substances released into the environment. The Federal Resource Conservation and Recovery Act (“RCRA”) and comparable state statutes govern the disposal of “solid waste” and “hazardous waste” and authorize the imposition of substantial fines and penalties for noncompliance. Although CERCLA currently excludes petroleum from its definition of “hazardous substance,” state laws affecting our operations may impose clean-up liability relating to petroleum and petroleum related products. In addition, although RCRA classifies certain oil field wastes as “non-hazardous,” such exploration and production wastes could be reclassified as hazardous wastes thereby making such wastes subject to more stringent handling and disposal requirements.

The Endangered Species Act (“ESA”) seeks to ensure that activities do not jeopardize endangered or threatened animal, fish and plant species, nor destroy or modify the critical habitat of such species. Under ESA, exploration and production operations, as well as actions by federal agencies, may not significantly impair or jeopardize the species or its habitat. ESA provides for criminal penalties for willful violations of the Act. Other statutes that provide protection to animal and plant species and that may apply to our operations include, but are not necessarily limited to, the Fish and Wildlife Coordination Act, the Fishery Conservation and Management Act, the Migratory Bird Treaty Act and the National Historic Preservation Act. Although we believe that our operations will be in substantial compliance with such statutes, any change in these statutes or any reclassification of a species as endangered could subject the Company to significant expenses to modify our operations or could force the Company to discontinue certain operations altogether; and

Employees

The Company currently has one full time employee, our Chief Executive Officer Dan Bauer, and four part-time consultants performing the management roles of Chief Financial Officer, Senior Vice-President Exploration, Vice-President Land and Financial Controller. Mr Bauer is responsible for all significant policy-making decisions and is assisted in the implementation of the Company’s business by our part-time management team and three person advisory board. We do not expect a significant change in the number of full time employees over the next 12 months and will continue using the services of independent consultants and contractors to perform various professional services, particularly in the area of land services and drilling. We believe that this use of third-party service providers will enhance our ability to contain general and administrative expenses during this stage of our development.

Executive Offices and Resident Agent

Since October 2007, we have rented offices on a monthly basis in Williston, North Dakota. On November 7, 2008, we gave notice of termination for that office in order to reduce operational and overhead expenses. Effective on that date, we have used our offices at 2 Sheraton Street in London, UK as our primary and principal executive office, which has been rented since November 2005.

Our office is pursuant to a standard month to month office services agreement. We believe this office space is sufficient to meet our needs for the foreseeable future.

Our resident agent is Business First Formations, Inc., 2470 Wrondel Way Ste 114, Reno, NV 89502

Reports to Security Holders

We file reports and other information with the SEC. This annual report on Form 10-K, historical information about our company and other information can be inspected and copied at the Public Reference Room of the SEC located at Room 1580, 100 F Street, N.E., Washington D.C. 20549. Copies of such materials, including copies of any portion of this annual report on Form 10-K, can be obtained from the Public Reference Room of the SEC at prescribed rates. You can call the SEC at 1-800-SEC-0330 to obtain information on the operation of the Public Reference Room. Such materials may also be accessed electronically by means of the SEC’s home page on the Internet (http://www.sec.gov).

ITEM 1A. RISK FACTORS

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

Since inception, we have incurred aggregate net losses of $3,275,878 from operations. We can offer no assurance that we will ever operate profitably or that we will generate positive cash flow in the future. To date, we have not generated any revenues from our operations. Our history of losses and no revenues raise substantial doubt about our ability to continue as a going concern. We will not be able to generate significant revenues in the future and our management expects acquisitions and exploration expenditures and operating expenses to increase substantially over the next 12 months. As a result, our management expects the business to continue to experience negative cash flow for the foreseeable future and cannot predict when, if ever, our business might become profitable. We will need to raise additional funds, and such funds may not be available on commercially acceptable terms, if at all. If we are unable to raise funds on acceptable terms, we may not be able to execute our business plan, take advantage of future opportunities, or respond to competitive pressures or unanticipated requirements. This may seriously harm our business, financial condition and results of operations.

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

Our management team does not have extensive experience in public company matters, which could impair our ability to comply with legal and regulatory requirements.

Our management team has had limited public company management experience or responsibilities, which could impair our ability to comply with legal and regulatory requirements such as the Sarbanes-Oxley Act of 2002 and applicable federal securities laws, including filing required reports and other information required on a timely basis. It may be expensive to implement and effect programs and policies in an effective and timely manner that adequately respond to increased legal, regulatory compliance and reporting requirements imposed by such laws and regulations, and we may not have the resources to do so. Our failure to comply with such laws and regulations could lead to the imposition of fines and penalties and further result in the deterioration of our business.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not Applicable

ITEM 2. PROPERTIES

Undeveloped Acreage

As of November 30, 2008, we had approximately 43,000 undeveloped acres of leases, options, and concessions. The following table shows our undeveloped acreage and minimum remaining terms of leases and concessions. By “undeveloped acreage,” we mean those lease acres on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and gas regardless of whether or not such acreage contains proved reserves.

Property	Type	Approximate Acreage	Remaining Term
Starbuck East prospect, Valley County Montana	Option for 50% of Bureau of Land Management (BLM) Leases	41,000	N/A
Lodgepole Reef Oil Prospects, North Dakota (Private)	Private Leases	1,120	3 years paid up
Lodgepole Reef Oil Prospects, North Dakota (State)	State Leases	1,760	4 years remaining with annual rent of $1/acre
Total		43,880

Starbuck East Shallow Gas Prospect – Valley County, Montana

On August 22, 2007, we purchased this prospect by issuing 1,500,000 of our common shares valued at $450,000 through the assignment of a farmout agreement that Power Energy Enterprises SA had with Coastal Petroleum Company. The prospect is approximately 42,000 acres on the Starbuck East property in the Valley County Shallow Gas Assembly in the State of Montana owned by Coastal Petroleum.

On August 30, 2007 we entered into a farmout agreement directly with Coastal Petroleum regarding this prospect which provides that we may:

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

In October, 2007, we paid $384,000 to Coastal Petroleum for test well drilling and lease rentals following receipt of the required drilling permits from the United States Bureau of Land Management. Additional payments of $97,824 were made from November 2007 to July 2008 for test well activities and a geological engineering report regarding preliminary verification of potential gas resources. On October 21, 2008, a final payment of $26,726 was made to Coastal Petroleum for test well completion which did not confirm commercial gas quantities in the target formation. Consequently, our management team and advisors are now in the process of evaluating future participation in this prospect. It is our intention to drill a second well, subject to agreement with Coastal Petroleum to modify the terms of the farmout agreement to which they are amenable.

Within 30 days of test well completion and provided it proves to be commercial, we may elect to purchase a 50% undivided working interest in all leases owned by Coastal Petroleum in its Valley County Shallow Gas Assembly for $1,000,000. This purchase price will be paid to Coastal Petroleum in five installments of $200,000 each over the drilling period of the four step-out wells. We and Coastal Petroleum will each pay 50% of the drilling cost of these wells and share revenues equally. If we so elect, we may decide to pay Coastal Petroleum a non-refundable $50,000 to extend the election period from 30 to 60 days following test well completion. This amount will be applied against the first installment of $200,000.

Coastal Petroleum will be designated as an operator for all operations on the leases for the joint account of Coastal Petroleum and our company except where Coastal Petroleum declines to participate in the drilling of a well or wells by our company, in which case, we may elect to act as an operator and owner of such well or wells.

Either party may propose to drill another well within Coastal Petroleum’s Valley County, Montana lease assembly or other acreage of mutual interest which may be acquired. The same 50/50 cost-revenue sharing arrangements will apply and each party may opt-in or opt-out of the proposed wells on a well by well basis. Coastal Petroleum will be the operator of the leases for the joint account of both companies, except where Coastal Petroleum declines to participate in a particular well or wells. We may elect to become the owner-operator of such wells.

Lodgepole Reef Oil Prospects - Stark and Slope Counties, North Dakota

We purchased a working interest in seven Lodgepole Reef prospects within the proven Williston Basin for an acquisition cost of $142,690 as follows:

(1)

On November 9, 2007, we entered into a Farmout Agreement with Oil For America LLC whereby we received a 100% working interest after payout in the oil and gas leases of two Lodgepole Reef prospects in Stark County for cash consideration of $40,000. Both prospects are three year paid up leases with a 17% landowner’s royalty and a 12.5% back-in working interest for Oil For America after royalty payout. If we drill both prospects, Oil For America has agreed to identify eight additional Lodgepole Reef prospects for us under the same terms.

(2)

On December 11, 2007, we entered into a Farmout agreement with CPC whereby we received a 100% working interest after payout in the oil and gas leases of four Lodgepole Reef prospects in Slope County for cash consideration of $80,000. Each prospect is a three year paid-up lease with a 20% landowner’s royalty and a 20% back-in working interest for CPC after royalty payout.

(3)

On April 17, 2008, we entered into a memorandum of understanding with Oil For America whereby we will receive a 100% working interest after payout in the Rocheford 21-1 Lodgepole Reef prospect in Stark County for cash consideration of $22,690. This amount was paid following verification by a third party geologist of the potential oil and gas reserves involved. It is expected this prospect will involve three year paid-up leases with a 17% landowner’s royalty and a 12.5% back-on working interest for Oil For America after royalty payout.

State Lease Prospects, Dickinson and Stark County, North Dakota

On November 3, 2008, we entered into a letter of intent with East Dickinson Oil and Gas Co. for the assignment of 11 State of North Dakota four year oil & gas exploration leases located in and around Dickinson, North Dakota, amounting to approximately 775 acres. Nine of the Leases have a 12.5% royalty and two of the Leases have a 16.7% royalty, all payable to the State. The $10,000 paid for the leases is refundable if East Dickinson is unable to provide a third party geologist report verifying the potential oil and gas resources. All the leases were immediately assigned to the Company.

Bakken Shale oil prospects – Stark County, North Dakota

On May 6, 2008, we entered into a memorandum of understanding with Oil For America to identify and acquire up to 4 of 1,280 acre Bakken prospects at a cost yet to be determined. The Company exercised its option on one of the 1,280 acre Bakken prospects and paid $40,000 to OFA on July 31, 2008 as part of this leasing operation with an estimated total cost of $160,000. The Company will have a 100% working interest, subject only to landowner royalties and a 20% back-in working interest for OFA after royalty payout. On October 10, 2008, the leases contained herein were legally assigned to the Company.

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

ITEM 3. LEGAL PROCEEDINGS

We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial stockholder, is an adverse party or has a material interest adverse to our interest.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market information

Our common stock is quoted on the OTC Bulletin Board under the symbol “WSEG”. The following table shows the quarterly range of high and low bid information for our common stock over the fiscal quarters for the last two fiscal years as quoted on the OTC Bulletin Board. The bid prices represent quotations by dealers without adjustments for retail mark-ups, mark-downs or commissions and may not represent actual transactions. Investors should not rely on historical prices of our common stock as an indication of its future price performance. The last sale price of our common stock as reported on Yahoo! Finance on December 10, 2008, was $0.04 per share.

Quarter Ended	Bid High	Bid Low
08/29/2008	$0.52	$0.16
05/30/2008	$0.86	$0.402
02/29/2008	$0.63	$0.30
11/30/2007	$0.60	$0.00
08/31/2007	$0.63	$0.3
05/31/2007	$1.13	$0.61
02/28/2007	$2.01	$0.91
11/30/2006	$1.45	$0.9

Transfer Agent

Our transfer agent for our common stock is the Nevada Agency and Trust Company at 50 West Liberty Street, Suite 880, Reno, NV 89501, Tel: 775-322-0626 Fax: 775-322-5623

Holders of Common Stock

As of December 10, 2008, we have 248 registered shareholders holding 91,036,022 shares of our common stock.

Dividends

We have never declared or paid any cash dividends or distributions on our capital stock. We currently intend to retain our future earnings, if any, to support operations and to finance expansion and therefore we do not anticipate paying any cash dividends on our common stock in the foreseeable future.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table is a summary of purchases made by or on behalf of our company or any "affiliated purchaser," of shares or other units of any class of the our equity securities that is registered by the issuer pursuant to section 12 of the Exchange Act.

Table 1 ISSUER PURCHASES OF EQUITY SECURITIES

	(a)	(b)	(c)	(d)
Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Nil	Nil	Nil	Nil	Nil

ITEM 6 SELECTED FINANCIAL DATA

Not applicable.

ITEM 7 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include those discussed below and elsewhere in this annual report on Form 10-K.

Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Plan of Operations and Cash Requirements over the Next 12 Months

In addition to the prospective properties described above, we intend to acquire additional oil and gas interests in the future pending recovery of the North American economy. Management believes that future growth of our company will primarily occur through the acquisition of oil and gas properties following extensive due diligence. However, we may elect to proceed through collaborative agreements, joint venture agreements or other agreements with other experts in the oil and gas industry in order to share expertise and reduce operating costs. The analysis of new property interests will be undertaken by or under the supervision of our management, advisory board and board of directors. Although the oil and gas industry is currently very competitive, management believes that many undervalued prospective properties are available for acquisition and exploration purposes.

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

Anticipated Cash Requirements

Over the next 12 months, we have estimated our minimum cash requirements to be as follows:

Operating Expenses
Management and consulting fees	$312,000
Professional fees	144,000
General, office administration and other expenses	104,000
$560,000
Oil and gas acquisition and exploration expenditures	320,000
Total	$880,000

For the 12 months ended August 31, 2008, we recorded a net operating loss of $1,133,589 and have an accumulated deficit of $3,275,878 since inception. As at August 31, 2008, we had cash of $69,827 and for the next 12 months, management estimates minimum cash requirements of $880,000 to fund our on-going operations and planned oil and gas acquisition and exploration activities. Accordingly, we do not have sufficient funds to meet our plan of operation over the next 12 months and will need to obtain further financing.

Liquidity and Capital Resources

Our financial condition for the year ended August 31, 2008 and August 31, 2007 and the changes between those periods for the respective items are summarized as follows:

Our working capital position as at August 31, 2008 compared to August 31, 2007 and the cash flows for the years then ended are summarized below:

Working Capital
	As at	As at
	August 31, 2008	August 31, 2007
Current Assets	$98,233	$7,026
Current Liabilities	(89,106)	(130,475)
Working Capital (Deficiency)	$9,127	$(123,449)

The increase in our working capital position was primarily due to higher cash balances and lower accounts payable.

Cash Flows
	Year Ended	Year Ended
	August 31, 2008	August 31, 2007
Net cash used in Operating Activities	$(1,183,507)	$(1,144,650)
Net cash used in Investing Activities	(670,041)	5,906
Net cash provided by Financing Activities	1,920,000	1,051,225
Increase (Decrease) in Cash during the Year	$66,452	$(87,519)
Cash, Beginning of Year	3,475	90,994
Cash, End of Year	$69,927	$3,475

During the years ended August 31, 2008 and 2007:

(i)	We used net cash in operating activities in the amount of $1,183,507 and 1,144,650 respectively due to the approximate equivalent amount of net losses incurred in both years.

(ii)

We invested cash of $670,041 substantially all related to the acquisition and exploration of various oil and gas prospects in 2008 compared to $nil in 2007 due to change in business plan at the beginning of 2008.

(iii)	We received net cash from various private placement equity financings in the amount of $1,920,000 in 2008 compared to $600,000 in 2007.

Results of Operations

The following summary of our results of operations should be read in conjunction with our audited financial statements for the year ended August 31, 2008 which are included herein.

		Year Ended		Year Ended
		August 31, 2008		August 31, 2007
Revenue	$	Nil	$	Nil
Expenses
Management and consulting fees		$379,069		$399,001
Professional fees		158,139		131,299
General and office administration		187,990		184,414
Investor relations, transfer agent and media		408,391		167,181
Product development		0		281,783
Total expenses		$1,133,589		$1,163,678
Net Loss		$(1,133,589)		$(1,163,678)
Oil and gas acquisition and exploration expenditures		$664,515	$	Nil

Revenue

We have not earned any revenues since our inception and we do not anticipate earning revenues until such time as we have begun commercial production from our oil and gas prospects. We are currently in the exploration stage of our business and we can provide no assurances that we will discover commercially exploitable resources on our properties, or if such resources are discovered, that we will be able to begin commercial production.

Expenses

Our operating expenses for the year ended August 31, 2008 compared to the same period in 2007 decreased by the net amount of $30,089 primarily due to the following:

  $19,932 decrease in management and consulting fees due to reduced staffing requirements following the change in business plan to the acquisition and exploration of oil and gas properties, precluding the need to continue reclassifying certain management fees into product development relating to wireless personal security and monitoring systems.
  $26,840 increase in professional fees associated with the new oil & gas business along with the increase in on-going reporting obligations under the Securities Exchange Act of 1934.
  $3,576 increase in general and office administration due to fairly extensive management travel pertaining to inspection of new oil and gas prospects which was substantially offset by the forgiveness of old debt from our previous business.
  $241,210 increase in investor relations, transfer agent and media expenses due to having to communicate our new business plan via three national business magazines and a new website design for oil & gas.

  $281,783 decrease in product development expenses no longer required after changing our business plan away from wireless personal security technology.

Going Concern

The audited financial statements accompanying this report have been prepared on a going concern basis, which implies that our company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business. Our company has not generated revenues since inception, has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of our company as a going concern is dependent upon: (i) the continued financial support from our shareholders; (ii) the ability of our company to continue raising necessary equity financing to achieve its operating objectives; (iii) confirmation of the resource value of our oil and gas prospects; and (iv) the eventual attainment of profitable operations. As at August 31, 2008, our company has working capital of $9,127 and has accumulated losses of $3,275,878 since inception.

Our independent auditors included an explanatory paragraph in their annual report on our financial statements for the year ended August 31, 2008 regarding concerns about our ability to continue as a going concern. In addition, our financial statements contain further note disclosures in this regard. The continuation of our business plan is dependent upon our ability to continue raising sufficient new capital from equity or debt markets in order to fund our on-going operating losses and oil and gas acquisition and exploration activities. The issuance of additional equity securities could result in a significant dilution in the equity interests of our current stockholders.

Application of Critical Accounting Policies

Basis of presentation and consolidation

Our consolidated financial statements and related notes are presented in accordance with generally accepted accounting principles in the United States of America (“US”) and are expressed in US dollars. We are an exploration stage company as defined by Statement of Financial Accounting Standard (“SFAS”) No. 7, “Accounting and Reporting by Development Stage Enterprises” and have not realized any revenues from our planned operations to date. Our financial statements include the accounts of the Company and its wholly-owned United Kingdom subsidiary, Western Standard Energy Limited (formerly Lusora Limited), which was acquired as part of the Share Exchange Agreement on November 30, 2006. All inter-company transactions and account balances have been eliminated on consolidation. The fiscal year end of both the Company and its subsidiary is August 31.

Oil and gas properties

We utilize the full cost method to account for our investment in unproven oil and gas properties. Accordingly, all costs associated with acquisition, exploration and development of oil and gas reserves, including such costs as leasehold acquisition costs, capitalized interest costs relating to unproven properties, geological expenditures, tangible and intangible development costs (including direct internal costs), are capitalized into the full cost pool. When we commence production from established proven oil and gas reserves, capitalized costs, including estimated future costs to develop the reserves and estimated abandonment costs, will be depleted on the units-of-production method using estimates of proven reserves. Investments in unproved properties and major development projects, including capitalized interest if any, are not depleted until proven reserves associated with the projects can be determined. If the future exploration of unproven properties are determined to be uneconomical, the amount of such properties is added to the capital costs to be depleted. As of August 31, 2008, all of our oil and gas properties were unproven and excluded from depletion.

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

Foreign Currency Translation

Our functional and reporting currency is the United States dollar and of our United Kingdom subsidiary is the Pound Sterling. The financial statements of the subsidiary are translated to United States dollars in accordance with SFAS No. 52 “Foreign Currency Translation” using period-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues and expenses. Foreign currency transaction gains (losses) and translation gains (losses) are both included in current operations. We have not, to the date of these financials statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

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

Stock-based compensation

We have adopted the fair value recognition provisions of SFAS No. 123R, “Share Based Payments”, whereby compensation expense is recognized for all share-based payments based on the fair value at monthly vesting dates, estimated in accordance with the provisions of SFAS 123R.

All transactions in which goods and services are the consideration received for the issuance of equity instruments are accounted for based on fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. Equity instruments issued to Advisory Board members and the cost of the services received as consideration are measured and recognized based on the fair value of the equity instruments issued.

We have not adopted a stock option plan and therefore no stock-based compensation has been recorded to date for stock options.

Recent accounting pronouncements

Our company’s management does not believe that any recently issued, but not yet effective accounting standards if currently adopted, will have a material effect on the accompanying financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”). SFAS 141R changes the accounting for and reporting of business combinations including, among other things, expanding the definition of a business and a business combination; requiring all assets and liabilities of the acquired business, including goodwill, contingent assets and liabilities, and contingent consideration to be recorded at fair value on the acquisition date; requiring acquisition-related transaction and restructuring costs to be expensed, rather than accounted for as acquisition costs; and requiring reversals of valuation allowances related to acquired deferred tax assets and changes to acquired income tax uncertainties to be recognized in earnings. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Earlier application of SFAS 141R is prohibited. The Company has reached the conclusion that this will have no impact on its consolidated financial statements.

In December 2007, the FASB issued Statement of Accounting Standards No. 160, “Non-controlling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51” (“SFAS 160”). SFAS 160 changes the accounting and reporting for non-controlling interests (previously referred to as minority interests) such that non-controlling interests will be reported as a component of equity; losses will be allocated to the non-controlling interest; changes in ownership interests that do not result in a change in control will be accounted for as equity transactions and, upon a loss of control, any gain or loss on the interest sold will be recognized in earnings and any ownership retained will be re-measured at fair value. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier application of SFAS 160 is prohibited. SFAS 160 applies prospectively as of the beginning of the fiscal year in which it is initially applied, except for the presentation and disclosure requirements which apply retrospectively for all periods presented. The Company has reached the conclusion that this will have no impact on its consolidated financial statements.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 amends and expands the disclosure requirements of FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities – as amended” (“SFAS 133”), to provide enhanced disclosures about how and why an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for under SFAS 133; and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company has reached the conclusion that this will have no impact on its consolidated financial statements.

In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 identifies a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles for nongovernmental entities. SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”. The Company has reached the conclusion that this will have no impact on its consolidated financial statements.

In June 2008, the FASB issued FASB Staff Position No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”). FSP EITF 03-6-1 establishes that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities as defined in Emerging Issues Task Force (“EITF”) Issue No. 03-6, “Participating Securities and the Two-Class Method under FASB Statement No. 128”, and should be included in the computation of earnings per share pursuant to the two-class method as described in Statement of Financial Accounting Standards No. 128, “Earnings per Share”. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. All prior-period earnings per share data presented shall be adjusted retrospectively to conform to the provisions of FSP EITF 03-6-1. Early application is not permitted. The Company is currently evaluating the impact that the adoption of FSP EITF 03-6-1 will have on its consolidated financial statements.

In September 2008, the FASB issued two separate but related exposure drafts: (1) Proposed Statement of Financial Accounting Standards, “Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140”, and (2) Proposed Statement of Financial Accounting Standards, “Amendments to FASB Interpretation No. 46(R)” (together, the “proposed Statements”). The proposed Statements would remove the concept of a qualifying special-purpose entity (“QSPE”) from SFAS 140 and the exceptions from applying FIN 46R to QSPEs. The proposed Statements would be effective as of the beginning of a reporting entity’s fiscal year that begins after November 15, 2009. The Company has reached the conclusion that this will have no impact on its consolidated financial statements.

In November 2008, the Financial Accounting Standards Board (the “FASB”) voted on the effective date and other amendments of proposed FASB Staff Position FAS 140-e and FIN 46(R)-e, “Disclosures about Transfers of Financial Assets and Interests in Variable Interest Entities” (“FSP FAS 140-e and FIN 46R-e”). FSP FAS 140-e and FIN 46R-e would amend SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities – as amended” (“SFAS 140”) and FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities” (“FIN 46R”) to require enhanced disclosures by public entities about transfers of financial assets and interests in variable interest entities, and provide users of the financial statements with greater transparency about a transferor’s continuing involvement with transferred financial assets and an enterprise’s involvement with variable interest entities. The disclosures required by FSP FAS 140-e and FIN 46R-e will be effective for reporting periods (interim and annual) ending after December 15, 2008. The Company has reached the conclusion that this will have no impact on its consolidated financial statements.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial position, revenues and expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

ITEM 7A QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEPENDENT AUDITORS’ REPORT

To the Stockholders and Board of Directors of Western Standard Energy Corp. (formerly Lusora Healthcare Systems, Inc.):

We have audited the consolidated balance sheets of Western Standard Energy Corp. (formerly Lusora Healthcare Systems, Inc.) (an exploration stage company) as at August 31, 2008 and 2007 and the consolidated statements of operations, stockholders’ equity and cash flows for the years then ended and the period from October 16, 2003 (Inception) to August 31, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at August 31, 2008 and 2007 and the result of its operations, cash flows and changes in stockholders’ equity for the years then ended and the period from October 16, 2003 (Inception) to August 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

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

“DMCL”

DALE MATHESON CARR-HILTON LABONTE LLP
CHARTERED ACCOUNTANTS

Vancouver, Canada
November 21, 2008

WESTERN STANDARD ENERGY CORP.
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS

	August 31,	August 31,
	2008	2007

ASSETS

CURRENT ASSETS
Cash	$69,927	$3,475
Other receivables	1,885	-
Prepaid expenses	26,421	3,551
	98,233	7,026

OIL AND GAS PROPERTIES, unproven (Note 3)	1,114,515	450,000
EQUIPMENT, net	5,728	1,325

	$1,218,476	$458,351

LIABILITIES

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$59,106	$130,475
Due to related parties (Note 4)	30,000	-

	89,106	130,475

STOCKHOLDERS' EQUITY

COMMON STOCK (Note 5)
Authorized:
2,812,500,000 common shares with a par value of $0.001
Issued and outstanding:
90,036,022 common shares (2007 - 88,360,133)	90,036	88,360
ADDITIONAL PAID IN CAPITAL	4,270,129	2,381,805
OBLIGATION TO ISSUE SHARES (NOTE 7)	45,083	-
DEFICIT ACCUMULATED DURING EXPLORATION STAGE	(3,275,878)	(2,142,289)

	1,129,370	327,876

	$1,218,476	$458,351

COMMITMENTS (Notes 3 and 7)
SUBSEQUENT EVENTS (Note 8)

The accompanying notes are an integral part of these consolidated financial statements.

WESTERN STANDARD ENERGY CORP.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS

			Cumulative from
			October 16, 2003
	Years Ended August 31,		(Inception) to
	2008	2007	August 31, 2008

OPERATING EXPENSES
Advertising and promotion	$8,884	$8,500	$48,509
Audit and accounting fees	97,499	64,906	172,810
Depreciation	1,123	3,869	10,544
Consulting fees and expenses	16,583	-	16,583
Foreign exchange loss	6,921	1,063	11,079
Interest expense	11,812	7,069	31,816
Interest income	(947)	(2,528)	(3,551)
Investor communications and transfer agent	327,228	134,629	462,216
Legal fees	60,640	66,393	158,406
Office and general administration	27,951	94,107	168,026
Product development	-	281,783	876,451
Salaries and management fees	362,486	399,001	1,004,694
Stock-based compensation (Note 5)	45,083	-	45,083
Travel and entertainment	117,537	66,474	184,011
Web and graphic design	81,163	32,552	113,715
Write-down of accounts payable	(30,374)	-	(30,374)
Write-down of assets	-	5,860	5,860

NET LOSS	$1,133,589	$1,163,678	$3,275,878

BASIC AND DILUTED NET LOSS PER SHARE	$0.01	$0.03

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING - BASIC AND DILUTED	88,073,697	45,543,931

The accompanying notes are an integral part of these consolidated financial statements.

WESTERN STANDARD ENERGY CORP.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

			Cumulative from
			October 16, 2003
	Years Ended August 31,		(Inception) to
	2008	2007	August 31, 2008

CASH FLOW FROM OPERATING ACTIVITIES
Net loss	$(1,133,589)	$(1,163,678)	$(3,275,878)
Non-cash items included in net loss
Write-down of accounts payable	30,374	-	30,374
Write-down of assets	-	5,860	5,860
Depreciation	1,123	3,869	10,544
Stock issued for services	45,083	(925)	47,533
Changes in non-cash working capital
Other receivables	(1,885)	4,400	(1,885)
Prepaid expenses	(22,870)	28,319	5,229
Accounts payable and accrued liabilities	(101,743)	(22,495)	(54,795)

Net cash used in operating activities	(1,183,507)	(1,144,650)	(3,233,018)

CASH FLOW FROM INVESTING ACTIVITIES
Restricted cash	-	9,561	-
Purchase of equipment	(5,526)	(3,655)	(20,287)
Expenditures on oil and gas properties	(664,515)	-	(664,515)

Net cash provided by (used in) investing activities	(670,041)	5,906	(684,802)

CASH FLOW FROM FINANCING ACTIVITIES
Advances from related parties	30,000	99,589	1,146,111
Issuance of common shares for cash	1,890,000	600,000	2,490,000
Net cash acquired on recapitalization	-	351,636	351,636

Net cash provided by financing activities	1,920,000	1,051,225	3,987,747

INCREASE (DECREASE) IN CASH	66,452	(87,519)	69,927

CASH, BEGINNING	3,475	90,994	-

CASH, ENDING	$69,927	$3,475	$69,927

SUPPLEMENTARY INFORMATION

Cash paid for:
Interest	$11,812	$7,069	$31,816
Income taxes	$-	$-	$-

Non-cash financing and investing activities:
Loans converted to common stock	$-	$-	$879,842
Oil and gas property purchased for common stock	$-	$450,000	$450,000

The accompanying notes are an integral part of these consolidated financial statements.

WESTERN STANDARD ENERGY CORP.
(An Exploration Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE PERIOD FROM OCTOBER 16, 2003 TO AUGUST 31, 2008

			Additional	Obligation		Total
	Common Stock		Paid-in	to Issue	Accumulated	Stockholders'
	Shares	Amount	Capital	Shares	Deficit	Equity
Balance - October 16, 2003 (Date of Inception)	-	$-	$-	$-	$-	$-
Issuance of stock at $0.001 per share	2					-
Net loss					(150,261)	(150,261)
Balance - August 31, 2004	2	-	-	-	(150,261)	(150,261)
Issuance of stock for services at $0.001 per share	26,999,999	27,000	(9,000)			18,000
Issuance of stock for services at $0.001 per share	562,500	563	(188)			375
Net loss					(491,574)	(491,574)
Balance August 31, 2005	27,562,500	27,562	(9,187)	-	(641,835)	(623,460)
Issuance of stock for services at $0.001 per share	4,500,000	4,500	(1,500)			3,000
Issuance of stock for loan conversions at $0.0335 per share	2,812,500	2,813	91,498			94,310
Issuance of stock for loan conversions at $0.0676 per share	11,625,000	11,625	773,907			785,532
Net loss					(336,776)	(336,776)
Balance August 31, 2006	46,500,000	46,500	854,717	-	(978,611)	(77,394)
Cancellation of shares returned to treasury at $0.001 per share	(1,387,500)	(1,388)	463			(925)
Issuance of stock for cash at $0.0005 per share	93,750,000	93,750	(43,750)			50,000
Issuance of stock under private placement for cash at $0.333 per share	600,000	600	199,400			200,000
Issuance of stock under private placement for cash at $0.667 per share	862,500	863	574,138			575,000
Cancellation of shares	(54,862,500)	(54,863)	54,863
Recapitalization adjustment			(305,127)			(305,127)
Issuance of stock under private placement for cash at $0.667 per share	450,000	450	299,550			300,000
Issuance of stock under private placement for cash at $0.379 per share	528,170	528	199,472			200,000
Issuance of stock under private placement for cash at $0.238 per share	419,463	419	99,581			100,000
Issuance of stock for assignment of farmout agreement at $0.30 per share	1,500,000	1,500	448,500			450,000
Net loss					(1,163,678)	(1,163,678)
Balance August 31, 2007	88,360,133	88,360	2,381,805	-	(2,142,289)	327,876
Issuance of stock under private placement for cash of $0.26 per share	576,923	577	149,423			150,000
Cancellation of stock	(3,234,368)	(3,234)	3,234			-
Issuance of stock under private placement for cash of $0.40 per share	1,600,000	1,600	638,400			640,000
Issuance of stock under private placement for cash of $0.50 per share	1,500,000	1,500	748,500			750,000
Issuance of stock under private placement for cash of $0.30 per share	833,334	833	249,167			250,000
Issuance of stock under private placement for cash of $0.25 per share	400,000	400	99,600			100,000
Obligation to issue shares				45,083		45,083
Net loss					(1,133,589)	(1,133,589)
Balance August 31, 2008	90,036,022	$90,036	$4,270,129	$45,083	$(3,275,878)	$1,129,370

The accompanying notes are an integral part of these consolidated financial statements.

WESTERN STANDARD ENERGY CORP.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
August 31, 2008

1.	NATURE OF BUSINESS AND CONTINUANCE OF OPERATIONS

Western Standard Energy Corp. (the “Company”) (formerly Lusora Healthcare Systems Inc.) was incorporated on February 2, 2005 under the laws of the State of Nevada. Effective June 23, 2006, the Company merged with Lusora Corp., a private Nevada corporation, for the sole purpose of effecting a name change to Lusora Healthcare Systems Inc. to better reflect the intended future direction and business of the Company at that time.

On November 30, 2006, the Company acquired 100% of the issued and outstanding common stock of Lusora, Inc, a private Nevada company incorporated on October 16, 2003, and its wholly-owned subsidiary, Lusora Limited (name changed to Western Standard Energy Limited on September 7, 2008), a private United Kingdom company incorporated on November 1, 2005, pursuant to a share exchange agreement entered into with the shareholders of Lusora, Inc. Both companies were involved in the design and development of a wireless personal security and response system for elderly persons to enable relatives and professional care givers to stay in contact from remote locations. After closing of the Share Exchange Agreement, the Lusora, Inc shareholders held 54.4% of the issued and outstanding common shares of the Company. Accordingly, the transaction was accounted for as a recapitalization of Lusora, Inc, which is similar to a reverse acquisition, whereby Lusora, Inc is treated as the accounting parent (legal subsidiary) and the Company is treated as the accounting subsidiary (legal parent). This meant that Lusora, Inc, the acquired entity, was regarded as the predecessor and continuing entity as of November 30, 2006.

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

In addition, on September 7, 2007, the Company affected a one and one-half for one forward stock split (1.5:1) of its authorized, issued and outstanding common stock resulting in all share and per share information in these financial statements being presented on a retroactive basis as if the stock split took place at the beginning of all periods presented.

On November 7, 2007, the Company merged with its subsidiary, Lusora, Inc, to simplify the administration of its United States operations into one corporate entity.

Going concern
These consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles, on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at August 31, 2008, the Company was still in the exploration stage and had working capital of $9,127 and has incurred losses since inception of $3,275,878. Further losses are anticipated in the development of its business and there can be no assurance that the Company will be able to achieve or maintain profitability. The continuing operations of the Company and the recoverability of the carrying value of its assets depends upon the ability of the Company to obtain necessary financing to fund its on-going working capital requirements and exploration activities, and upon future profitable operations. The accompanying financial statements do not include any adjustments relative to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty. There is no assurance that equity or debt capital will be available as necessary to meet the Company’s capital requirements or, if the capital is available, that it will be on terms acceptable to the Company. The issuances of additional equity securities by the Company may result in significant dilution in the equity interests of its current shareholders. Obtaining commercial loans, assuming those loans would be available, will increase the Company's liabilities and future cash commitments. If the Company is unable to obtain financing in the amounts and on terms deemed acceptable, the business and future success may be adversely affected.

Management plans on raising sufficient capital from equity or debt markets in order to fund its oil and gas exploration and development activities and its on-going operating losses.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)           Basis of presentation and consolidation
These consolidated financial statements and related notes are presented in accordance with generally accepted accounting principles in the United States of America (“US”) and are expressed in US dollars. The Company is an exploration stage company as defined by Statement of Financial Accounting Standard (“SFAS”) No. 7, “Accounting and Reporting by Development Stage Enterprises” and has not realized any revenues from its planned operations to date. These financial statements include the accounts of the Company and its wholly-owned United Kingdom subsidiary, Western Standard Energy Limited (formerly Lusora Limited), which was acquired as part of the Share Exchange Agreement on November 30, 2006. All inter-company transactions and account balances have been eliminated on consolidation. The fiscal year end of both the Company and its subsidiary is August 31.

(b)           Use of estimates and assumptions
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are readily apparent from other sources. The actual results experienced by the Company may differ materially from the Company’s estimates. To the extent there are material differences, future results may be affected. Estimates used in preparing these financial statements include the carrying value of oil and gas properties, and the fair value of stock-based compensation.

(c)           Financial instruments
The Company’s financial instruments consist of cash, other receivables, accounts payable and amounts due to related parties. It is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of these financial instruments approximates their carrying values due to the relatively short maturity of these instruments.

(d)           Oil and gas properties
The Company utilizes the full cost method to account for its investment in oil and gas properties. Accordingly, all costs associated with acquisition, exploration and development of oil and gas reserves, including such costs as leasehold acquisition costs, capitalized interest costs relating to unproven properties, geological expenditures, tangible and intangible development costs (including direct internal costs), are capitalized into the full cost pool. When the Company commences production from established proven oil and gas reserves, capitalized costs, including estimated future costs to develop the reserves and estimated abandonment costs, will be depleted on the units-of-production method using estimates of proven reserves. Investments in unproved properties and major development projects, including capitalized interest if any, are not depleted until proven reserves associated with the projects can be determined. If the future exploration of unproven properties are determined to be uneconomical, the amount of such properties is added to the capital costs to be depleted. As of August 31, 2008, all of the Company’s oil and gas properties were unproven and excluded from depletion.

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

(f)           Foreign Currency Translation
The functional and reporting currency of the Company is the United States dollar and of the Company’s United Kingdom subsidiary is the Pound Sterling. The financial statements of the United Kingdom subsidiary are translated into United States dollars in accordance with SFAS No. 52 “Foreign Currency Translation” using period-end rates of exchange for assets and liabilities, and period-average rates of exchange for revenues and expenses. Foreign currency transaction gains (losses) and translation gains (losses) included in current operations. The Company has not, to the date of these financials statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

(g)           Product development
Product developments costs are charged to expense when incurred and consist primarily of direct materials and personnel costs, contract services and indirect costs related to the personal security and response system business which was discontinued in September 2007.

(h)           Deferred income taxes
Income taxes are provided for in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS 109”), as interpreted by FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”). Deferred tax assets and liabilities are recorded for temporary differences between the tax basis of assets and liabilities, computed pursuant to FIN 48 and the reported amounts in the consolidated financial statements using the statutory tax rates in effect for the year when the reported amount of the asset or liability is recovered or settled, respectively. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets to the amount that is more likely than not to be realized. For each tax position taken or expected to be taken in a tax return, the Company determine whether it is more likely than not that the position will be sustained upon examination based on the technical merits of the position, including resolution of any related appeals or litigation. A tax position that meets the more likely than not recognition threshold is measured to determine the amount of benefit to recognize. The tax position is measured at the largest amount of benefit that is greater than 50% likely of being realized upon settlement.

The Company operates in both the United States and United Kingdom. As a result, the Company files income tax returns and recognize deferred tax assets and liabilities in both countries, offset by an appropriate valuation allowance as required.

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

(k)           Asset Retirement Obligations
The Company accounts for asset retirement obligations in accordance with the provisions of Statement of Financial Accounting Standard (SFAS) No. 143 “Accounting for Asset Retirement Obligations”. SFAS No. 143 requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs an obligation associated with the retirement of tangible long-lived assets resulting from the acquisition, construction, development and/or normal use of these assets. As at August 31, 2008, the Company has not recognized any amount for asset retirement obligations.

(l)           Stock-based compensation
The Company has adopted the fair value recognition provisions of SFAS No. 123R, “Share Based Payments”, whereby compensation expense is recognized for all share-based payments based on the fair value at monthly vesting dates, estimated in accordance with the provisions of SFAS 123R.

All transactions in which goods and services are the consideration received for the issuance of equity instruments are accounted for based on fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. Equity instruments issued to Advisory Board members and the cost of the services received as consideration are measured and recognized based on the fair value of the equity instruments issued.

The Company has not adopted a stock option plan and therefore no stock-based compensation has been recorded to date for stock options.

(m)           Comparative figures
Certain comparative figures have been reclassified to conform to the current year’s presentation.

(n)           Recent accounting pronouncements
In November 2008, the Financial Accounting Standards Board (the “FASB”) voted on the effective date and other amendments of proposed FASB Staff Position FAS 140-e and FIN 46(R)-e, “Disclosures about Transfers of Financial Assets and Interests in Variable Interest Entities” (“FSP FAS 140-e and FIN 46R-e”). FSP FAS 140-e and FIN 46R-e would amend SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities – as amended” (“SFAS 140”) and FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities” (“FIN 46R”) to require enhanced disclosures by public entities about transfers of financial assets and interests in variable interest entities, and provide users of the financial statements with greater transparency about a transferor’s continuing involvement with transferred financial assets and an enterprise’s involvement with variable interest entities. The disclosures required by FSP FAS 140-e and FIN 46R-e will be effective for reporting periods (interim and annual) ending after December 15, 2008. The Company has reached the conclusion that this will have no impact on its consolidated financial statements.

In September 2008, the FASB issued two separate but related exposure drafts: (1) Proposed Statement of Financial Accounting Standards, “Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140”, and (2) Proposed Statement of Financial Accounting Standards, “Amendments to FASB Interpretation No. 46(R)” (together, the “proposed Statements”). The proposed Statements would remove the concept of a qualifying special-purpose entity (“QSPE”) from SFAS 140 and the exceptions from applying FIN 46R to QSPEs. The proposed Statements would be effective as of the beginning of a reporting entity’s fiscal year that begins after November 15, 2009. The Company has reached the conclusion that this will have no impact on its consolidated financial statements.

In June 2008, the FASB issued FASB Staff Position No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”). FSP EITF 03-6-1 establishes that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities as defined in Emerging Issues Task Force (“EITF”) Issue No. 03-6, “Participating Securities and the Two-Class Method under FASB Statement No. 128”, and should be included in the computation of earnings per share pursuant to the two-class method as described in Statement of Financial Accounting Standards No. 128, “Earnings per Share”. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. All prior-period earnings per share data presented shall be adjusted retrospectively to conform to the provisions of FSP EITF 03-6-1. Early application is not permitted. The Company is currently evaluating the impact that the adoption of FSP EITF 03-6-1 will have on its consolidated financial statements.

In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 identifies a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles for nongovernmental entities. SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”. The Company has reached the conclusion that this will have no impact on its consolidated financial statements.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 amends and expands the disclosure requirements of FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities – as amended” (“SFAS 133”), to provide enhanced disclosures about how and why an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for under SFAS 133; and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company has reached the conclusion that this will have no impact on its consolidated financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”). SFAS 141R changes the accounting for and reporting of business combinations including, among other things, expanding the definition of a business and a business combination; requiring all assets and liabilities of the acquired business, including goodwill, contingent assets and liabilities, and contingent consideration to be recorded at fair value on the acquisition date; requiring acquisition-related transaction and restructuring costs to be expensed, rather than accounted for as acquisition costs; and requiring reversals of valuation allowances related to acquired deferred tax assets and changes to acquired income tax uncertainties to be recognized in earnings. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Earlier application of SFAS 141R is prohibited. The Company has reached the conclusion that this will have no impact on its consolidated financial statements.

In December 2007, the FASB issued Statement of Accounting Standards No. 160, “Non-controlling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51” (“SFAS 160”). SFAS 160 changes the accounting and reporting for non-controlling interests (previously referred to as minority interests) such that non-controlling interests will be reported as a component of equity; losses will be allocated to the non-controlling interest; changes in ownership interests that do not result in a change in control will be accounted for as equity transactions and, upon a loss of control, any gain or loss on the interest sold will be recognized in earnings and any ownership retained will be re-measured at fair value. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier application of SFAS 160 is prohibited. SFAS 160 applies prospectively as of the beginning of the fiscal year in which it is initially applied, except for the presentation and disclosure requirements which apply retrospectively for all periods presented. The Company has reached the conclusion that this will have no impact on its consolidated financial statements.

3.	OIL AND GAS PROPERTIES

The Company’s unproven oil and gas properties are as follows:

	August 31,	August 31,
	2008	2007
Starbuck East Shallow Gas Assembly - Valley County,
Montana
Acquisition costs	$450,000	$450,000
Exploration costs	481,824	-
	931,824	450,000
Lodgepole Reef Oil Prospects - Stark and Slope Counties,
North Dakota
Acquisition costs	142,691	-

Bakken Oil Shale Prospects – Stark County, North Dakota
Acquisition costs	40,000	-

Total Costs	$1,114,515	$450,000

Starbuck East Shallow Gas Prospects - Valley County, Montana
On August 22, 2007, the acquisition cost of $450,000 was paid by the issuance of 1,500,000 common shares of the Company with a fair value of $450,000 for the assignment of a farmout agreement that Power Energy Enterprises SA had with Coastal Petroleum Company (“CPC”) regarding 42,000 acres on the Starbuck East prospect in the Valley County Shallow Gas Assembly in the State of Montana owned by CPC.

On August 30, 2007, the Company entered into a farmout agreement directly with CPC whereby the Company will pay 100% of the test well costs to begin the process of exploring the Starbuck East prospect. In return, the Company will receive a 100% undivided working interest in a test well before payout and an 80% working interest after payout. Following receipt of the required drilling permits from the United States Bureau of Land Management in the first quarter of 2008, the Company paid $481,824 to CPC for drilling the test well and obtaining an independent geological report regarding preliminary verification of potential gas reserves. Subsequent to the year end in October 2008, a further $28,726 was paid to CPC for test well completion which did not confirm commercial gas quantities in the target formation. It is management’s intention to drill a second test well, subject to agreement with CPC to modify the terms of the farmout agreement, to which they are amenable.

Within 30 days of test well completion and provided it proves to be commercial, the Company may elect to purchase a 50% undivided working interest in all leases owned by CPC in this Valley County Shallow Gas Assembly for $1,000,000. This purchase price will be paid to CPC in five installments of $200,000 each over the drilling period of the four step-out wells. The Company and CPC will each pay 50% of the drilling cost of these wells and share revenues equally. If the Company so elects, it may decide to pay CPC a non-refundable amount of $50,000 to extend the election period from 30 to 60 days following test well completion. This amount will be applied against the first installment of $200,000.

Either party may propose to drill another well within CPC’s Valley County Shallow Gas assembly or other acreage of mutual interest which may be acquired. The same 50/50 cost-revenue sharing arrangements will apply and each party may opt-in or opt-out of the proposed wells on a well by well basis. CPC will be the operator of the leases for the joint account of both companies, except where CPC declines to participate in a particular well or wells. The Company may elect to become the owner-operator of such wells.

Lodgepole Reef-Bakken Oil Prospects - Stark and Slope Counties, North Dakota
The Company purchased a working interest in seven Lodgepole Reef oil prospects and one Bakken oil-shale prospect within the Williston Basin for an acquisition cost of $142,690 as follows:

(i) On November 9, 2007 the Company entered into a Farmout Agreement with Oil For America LLC (“OFA”) whereby the Company received a 100% working interest after payout in the oil and gas leases of two Lodgepole Reef prospects in Stark County for cash consideration of $40,000. Both prospects are three year paid-up leases with a 17% landowner’s royalty and a 12.5% back-in working interest for OFA after royalty payout. If the Company drills both lease prospects, OFA has agreed to identify eight additional Lodgepole Reef prospects for the Company under the same terms.

(ii) On December 11, 2007, the Company entered into a Farmout agreement with CPC whereby the Company received a 100% working interest after payout in the oil and gas leases of four Lodgepole Reef prospects in Slope County for cash consideration of $80,000. Each lease is a three year paid-up lease with a 20% landowner’s royalty and a 20% back-in working interest for CPC after royalty payout.

(iii) On April 17, 2008, the Company entered into a memorandum of understanding with OFA whereby the Company received a 100% working interest after payout in the Rocheford 21-1 Lodgepole Reef prospect in Stark County for cash consideration of $22,690. It is expected this prospect will involve three year paid-up leases with a 17% landowner’s royalty and a 12.5% back-in working interest for OFA after royalty payout.

Bakken Oil-Shale Prospects – Stark County, North Dakota
On May 6, 2008, the Company entered into a memorandum of understanding with OFA to identify and acquire up to 4 of 1,280 acre Bakken prospects at a cost yet to be determined. The Company exercised its option on 1 of the 1,280 acre Bakken prospects and paid $40,000 to OFA on July 31, 2008 as part of this leasing operation with an estimated total cost of $160,000. The Company will have a 100% working interest, subject only to landowner royalties and a 20% back-in working interest for OFA after royalty payout. Subsequent to the year end on October 10, 2008, the leases contained herein were legally assigned to the Company.

4.	RELATED PARTY TRANSACTIONS

At August 31, 2008, the Company owed $30,000 to a director (August 31, 2007 - $ nil) which amount is unsecured and non-interest bearing.

During the year ended August 31, 2008, the Company’s directors and officers were paid management fees and benefits of $362,486 (2007 - $586,585). In the current year, none of this amount was reclassified into product development expenses compared to $187,584 for the prior year.

All related party transactions are conducted in the ordinary course of business and measured at the exchange amount, which is the consideration established and agreed to by the related parties.

5.	COMMON STOCK

Common Shares

At August 31, 2008, the authorized common stock of the Company was 2,812,500,000 voting shares with $0.001 par value of which 90,036,022 were issued and outstanding after giving effect to a one and one-half for one forward stock split (1.5:1) of its authorized, issued and outstanding common stock on September 7, 2007. All share and per share information in these financial statements is presented on a retroactive basis as if the stock split took place at the beginning of all periods presented.

During the year ended August 31, 2007, the changes in common stock were as follows:

(i)	On October 27, 2006, 1,387,500 common shares held by a former director were cancelled without consideration;

(ii)

On November 30, 2006, 45,112,500 shares were issued pursuant to a share exchange agreement to the shareholders of Lusora, Inc, representing 54.4% of the Company’s outstanding shares at the time, in exchange for 100% of the shares of Lusora, Inc. Concurrently, 54,862,500 shares held by a director and shareholder were cancelled without consideration;

Prior to the share exchange with the shareholders of Lusora, Inc, the Company’s share issuances were as follows:

     a) 93,750,000 shares were issued to its founding shareholders for $50,000.

     b) 600,000 units were issued at a price of $0.33 per unit for $200,000 under a private placement agreement. Each unit consists of one common share and one non-transferable share purchase warrant entitling the holder to purchase one additional common share at $0.667 per share for a period of two years. No value was attributed to the warrants issued as part of this unit placement.

     c) 862,500 units were issued at a price of $0.67 per unit for $575,000 under two private placement agreements. Each unit consists of one common share and one non-transferable share purchase warrant entitling the holder to purchase one additional common share at $1.333 per share for a period of two years. No value was attributed to the warrants issued as part of these unit placements.

(iii)

On February 15, 2007, 450,000 units were issued at a price of $0.67 per unit for cash consideration of $300,000 under a private placement. Each unit consists of one common share and one non-transferable share purchase warrant entitling the holder to purchase one additional common share at $1.00 per share for a period of three years. No value was attributed to the warrants issued as part of this unit placement.

(iv)

On May 17, 2007, 528,170 units were issued at a price of $0.38 per unit for cash consideration of $200,000 under a private placement. Each unit consists of one common share and one non-transferable share purchase warrant entitling the holder to purchase one additional common share at $0.567 per share for a period of three years. No value was attributed to the warrants issued as part of this unit placement.

(v)

On July 24, 2007, 419,463 units were issued at a price of $0.24 per unit for cash consideration of $100,000 under a private placement. Each unit consists of one common share and one non-transferable share purchase warrant entitling the holder to purchase one additional common share at $0.360 per share for a period of three years. No value was attributed to the warrants issued as part of this unit placement.

(vi)

On August 22, 2007, 1,500,000 common shares were issued to Power Energy Enterprises SA for assignment to the Company of its farm-out agreement with CPC on leases owned by CPC in the Valley County Shallow Gas assembly in Montana. The transaction was valued at $450,000 based on a market price of $0.30 per share (Note 3).

During the year ended August 31, 2008, the changes in common stock were as follows:

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

(ii)

On September 27, 2007 and October 18, 2007, the Company cancelled a total of 3,234,368 common shares held by two former employees following their resignations from the previous business of wireless personal security and response systems.

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

(viii)

On April 15, 2008, the Company entered into a one year Share Issuance Agreement allowing the subscriber to advance up to $15,000,000 to the Company in multiples of $100,000 to $250,000 in exchange for units of the Company. Each unit will consist of one common share and one common share purchase warrant exercisable for a period of three years at a price that is 200% of the original unit price (“Price”). The Price will be variable and equal to 80% of the volume weighted average closing price of the Company’s common shares for the ten banking days immediately preceding the date of notice from the Company of a specific advance.

(ix)

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

(x)

On June 11, 2008, 500,000 units were issued at a price of $0.30 per unit for cash consideration of $150,000 under the May 6, 2008 Share Issuance Agreement described in Note 5(viii) above. Each unit consists of one common share and one non-transferable share purchase warrant entitling the holder to purchase one additional common share at $0.60 per share for a period of three years. No value was attributed to the warrants issued as part of this unit placement.

(xi)

As a partial financing fee regarding the placement agent agreement dated July 14, 2008 described in Note 7(iii) below, the Company issued a retainer of 150,000 warrants exercisable into 150,000 common shares of the Company at a price of $0.31 per warrant for a period of two years and valued at $24,434 using the Black-Scholes option pricing model.

(xii)

On July 22, 2008, 333,334 units were issued at a price of $0.30 per unit for cash consideration of $100,000 under the May 6, 2008 Share Issuance Agreement described in Note 5(viii) above. Each unit consists of one common share and one non-transferable share purchase warrant entitling the holder to purchase one additional common share at $0.60 per share for a period of 3 years. No value was attributed to the warrants issued as part of this unit placement.

(xiii)

On August 4, 2008, 400,000 units were issued at a price of $0.25 per unit for cash consideration of $100,000 under the May 6, 2008 Share Issuance Agreement described in Note 5(viii) above. Each unit consists of one common share and one non-transferable share purchase warrant entitling the holder to purchase one additional common share at $0.50 per share for a period of 3 years. No value was attributed to the warrants issued as part of this unit placement.

Share Purchase Warrants
At August 31, 2008 the Company had 7,320,390 share purchase warrants outstanding (August 31, 2007 –2,860,000) entitling the holder to purchase common shares on a one-for-one basis. The following table provides continuity of the share purchase warrants issued and outstanding during the year ended August 31, 2008:

			Number of			Number of
			Shares			Shares
		Exercise	Issuable at	Issued		Issuable at
Issue Date	Expiry Date	Price	August 31, 2007		Expired	August 31, 2008

Aug 14, 2006	Aug 14, 2008	$0.67	600,000		(600,000)	-
Sept 25, 2006	Sept 25, 2008	$1.33	750,000			750,000
Nov 9, 2006	Nov 9, 2008	$1.33	112,500			112,500
Feb 15, 2007	Feb 15, 2010	$1.00	450,000			450,000
May 17, 2007	May17, 2010	$0.57	528,170			528,170
Jul 24, 2007	Jul 24, 2010	$0.36	419,463			419,463
Sept 10, 2007	Sept 10, 2010	$0.39		576,923		576,923
Oct 10, 2007	Oct 10, 2010	$0.60		1,100,000		1,100,000
Nov 5, 2007	Nov 5, 2010	$0.60		500,000		500,000
Dec 24, 2007	Dec 24, 2010	$0.75		200,000		200,000
Feb 1, 2008	Feb 1, 2011	$0.75		500,000		500,000
Mar 14, 2008	Ma14, 2011	$0.75		300,000		300,000
Apr 30, 2008	Apr 30, 2011	$0.75		500,000		500,000
Jun 11, 2008	Jun 11, 1011	$0.60		500,000		500,000
Jul 17, 2008	Jul 17, 2010	$0.31		150,000		150,000
Jul 22, 2008	Jul 22, 2011	$0.60		333,334		333,334
Aug 4, 2008	Aug 4, 2011	$0.50		400,000		400,000

	Totals		2,860,133	5,060,257	(600,000)	7,320,390

The weighted average exercise price and remaining life of the share purchase warrants is $0.698 and 1.77 years, respectively.

6.	INCOME TAXES

The parent Company is subject to income taxes in the US and its wholly-owned subsidiary is subject to income taxes in the United Kingdom. As of August 31, 2008, both the Company and its subsidiary had accumulated non-capital loss carry-forwards of approximately $3,512,000 of which $2,939,000 pertained to the US and $573,000 to the UK. These losses are available to reduce taxable income in future taxation years and begin to expire in 2024 after a carry forward period of 20 years. The Company is required to compute the deferred tax benefits from non-capital loss carry-forwards. However, due to the uncertainty of realization of these loss carry-forwards, a full valuation allowance has been provided against this deferred tax asset.

At August 31, 2008 and 2007, the components of the deferred tax asset, the statutory tax rate, the effective tax rate and the elected amount of the valuation allowance are shown below:

	August 31,	August 31,
	2008	2007

Non-capital tax loss carry forwards	$3,512,000	$2,430,000
Statutory tax rate	35%	35%
Effective tax rate	-	–
Deferred tax asset	1,229,000	850,000
Less: valuation allowance	(1,229,000)	(850,000)
Net deferred tax asset	$–	$–

7.	COMMITMENTS

(i)

The Company is committed under annual renewable agreements to certain consultants performing the roles of Senior Vice-President Exploration, Senior Vice-President Business Development, Vice-President Land and Chief Financial Officer on a part-time basis. The total annual fees involved are approximately $120,000 payable monthly plus 750,000 in stock options to be granted on their first anniversary dates after a Company stock option plan has been adopted.

(ii)

The Company is also committed under annual renewable agreements to its 3 person Advisory Board. The fees involved are payable annually on their anniversary dates in 500,000 common shares of the Company plus 250,000 in stock options to be granted on their first anniversary dates after a Company stock option plan is implemented. Since the common share commitment vests on a monthly basis, $45,083 was accrued at August 31, 2008 as an obligation to issue 141,667 shares based on month end share prices calculated from agreement commencement dates.

(iii)

On July 14, 2008, the Company entered into a private placement agency agreement to solicit subscriptions to purchase up to $10,000,000 in the Company’s common stock. In consideration for acting as the Company’s agent, the Company has agreed to pay a financing fee to the agent as follows:

(a)	a retainer of 150,000 warrants has been issued (see Note 5(xi), exercisable into common shares of the Company at a price of $0.31 per warrant for a period of two years;

(b)	a cash fee will be paid equal to 10% of the total purchase price of the Company’s common stock sold in the private placement; and

(c)

an agent’s warrant will be granted entitling the agent to purchase an amount of common shares of the Company equal to 10% of the number of securities sold at a price equal to the exercise price of the private placement for a period of five years.

This is an exclusive agreement for the first six months from inception and thereafter will revert to a non-exclusive agreement with the placement agent to be paid only if a financing acceptable to the Company is arranged.

8.	SUBSEQUENT EVENTS

(i)

Effective September 19, 2008, 1,000,000 units were issued at a price of $0.15 per unit for cash consideration of $150,000. Each unit consists of one common share and one non- transferable share purchase warrant entitling the holder to purchase one additional common share at $0.30 per share for a period of three years. No value was attributed to the warrants issued as part of this unit placement.

(ii)

Effective September 1, 2008, the Company entered into a new investor communications agreement for a cost of $3,500 per month. The agreement will be automatically renewed for additional one month periods until terminated by either party within 15 days of a renewal date.

(iii)	On October 20, 2008, a further $28,726 was paid to CPC for completion of test well in Valley County Montana (note 3).

(iv)

On November 3, 2008, the Company entered into a letter of intent and paid $10,000 to East Dickinson Oil and Gas Company (“EDOG”) for the assignment of 11 State of North Dakota 4 year lease prospects, located in and around Dickinson, North Dakota, amounting to approximately 775 acres. Nine of the leases have a 12.5% royalty to the State of North Dakota and two of them, a 16.7% royalty, all payable to the State. The amount paid for these leases is refundable if EDOG is unable to provide a third party geologist report verifying the potential oil and gas resources on the leases.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL MATTERS

None

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by paragraph (b) of Rules 13a-15 or 15d-15 under the Exchange Act, our principal executive officer and principal financial officer evaluated our company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our company's reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our company's reports filed under the Exchange Act is accumulated and communicated to our principal executive officer and our principal accounting officer, as appropriate, to allow timely decisions regarding required disclosure.

Based on its evaluation, our management concluded that as of the end of the period covered by this Annual Report on Form 10-K, our disclosure controls and procedures were not effective.

These deficiencies were as follows: (1) lack of an outside director on our board of directors and accordingly lack of a functioning independent audit committee; (2) inadequate internal controls over purchase of goods and services and related disbursements primarily due to the inadequate segregation of duties inherent in a small company with a small staff; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines; and (4) non-existence of either a written code of ethics or a whistle-blower policy.

Management’s Report on Internal Control over Financial Reporting.

Our company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) for our company. Our company’s internal control over financial reporting is designed to provide reasonable assurance, not absolute assurance, regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America. Internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our company’s assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles in the United States of America, and that our company’s receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions and that the degree of compliance with the policies or procedures may deteriorate.

Our Management, including our principal executive officer and principal financial officer, conducted an evaluation of the design and operation of our internal control over financial reporting as of August 31, 2008 based on the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, our management concluded that there are weaknesses in our internal controls over financial reporting. As is indicative of many small companies, the lack of segregation of duties and effective risk assessment were identified as areas where weaknesses existed. Our company is taking steps to augment and improve the design of our internal controls over financial reporting.

The weaknesses identified included inadequate security, inadequate restricted access to systems and insufficient disaster recovery plans. Management has also identified material weaknesses in our internal control processes over procurement and disbursements, primarily related to lack of segregation of duties.

This report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our company’s registered public accounting firm pursuant to temporary rules of the SEC that permit our company to provide only management's report in this Annual Report on Form 10-K.

During the period covered by this annual report on Form 10-K, we have not been able to remediate the minor weaknesses identified above. We plan to implement changes in internal control over financial reporting during our fiscal year ending August 31, 2009 in order to mitigate existing weaknesses.

Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of our fiscal year ended June 30, 2008 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

Certificates

Certificates with respect to disclosure controls and procedures and internal control over financial reporting under Rules 13a-14(a) or 15d-14(a) of the Exchange Act are attached to this Annual Report on Form 10-K.

ITEM 9B OTHER INFORMATION

1.

On September 23, 2008 we announced the appointment of Mr. Tim Turner as Vice-President, Land. Mr. Turner has a distinguished career spanning over 28 years in upstream oil and gas and business consulting services, working in Texas, throughout the United States, and on international projects.

2.

Effective September 30, 2008, Julian Lee resigned as our treasurer and CFO, but will remain on our board of directors. Dan Bauer, our current President and director, will act as our new treasurer and CFO.

3.

On November 6, 2008 we announced that operations have been completed on the Federal 1-19 test well. Coastal Petroleum, in its report to Western Standard, dated November 5, 2008, states that the results of the well did not confirm commercial gas in either target formation, the Eagle or the Judith River, and recommends that no further operations be carried out.

4.

On November 3, 2008, we entered into an agreement with East Dickinson Oil and Gas Co. to acquire a package of 10 State of North Dakota oil & gas exploration leases in and around Dickinson, North Dakota. We have also acquired one State of North Dakota oil & gas lease from the Stark County Oil & Gas Co. amounting to around 750 net acres to be added to our exploration assets upon assignment. All the leases have a 1/8 royalty to the State of North Dakota, with the exception of two of the Leases, which have a 1/6 royalty. We attach the two agreements as exhibits to this annual report on Form 10-K.

PART III

ITEM 10 DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers, Promoters and Control Persons

As at the date of this report, our directors and executive officers, their ages, positions held, and duration of such, are as follows:

All directors of our company hold office until the next annual meeting of the Shareholders or until their successors have been elected and qualified. The executive officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors, executive officers and the executive officers of our operating subsidiaries, as well as the positions held, age and duration of appointment for such persons are as follows:

Directors and Officers

Name	Position Held with our Company	Age	Date First Elected or Appointed
Dan Bauer	President, Secretary, Treasurer and Director	36	May 18, 2006
Julian Lee	Director and former Chief Financial Officer	37	Nov.29, 2006

(1)Mr. Lee resigned as CFO on September 30, 2008

Significant Employees

Name	Position Held with our Company	Age	Date Appointed
None

Family relationships

There are no family relationships between any director, executive officer, or person nominated or chosen by us to become a director or executive officer.

Business Experience

The following is a brief account of the education and business experience of our directors and executive officers during at least the past five years, indicating their business experience, principal occupations during the period, and the names and principal businesses of the organizations by which they were employed.

Dan Bauer, Director, President and Chief Executive Officer

Mr. Bauer has been our President and CEO since inception. He has held several senior positions in the technology and telecom industries during the past 12 years. Mr. Bauer has held executive positions with Lusora Inc. since its founding in 2003. Formerly the Chief Executive Officer of Quartez Limited, which Mr. Bauer led through its acquisition in April 2002, turnaround and sale to the UK’s largest newspaper publisher, Trinity Mirror plc in April 2003. Prior to his role at Quartez, he was Head of Operator Relations at Hutchison 3G UK Limited during April of 2001 through February 2002; a Director of European Business Development at Commtouch, Inc. from March 2000 through April 2001; and a Senior Project Manager at Retalix Limited from April 1998 through March 2000. Mr. Bauer studied at the University of Western Ontario from 1991 through 1993.

Julian Lee, Director and Former Chief Financial Officer

Mr. Lee joined us on November 29, 2006 and resigned as CFO effective September 30, 2008. He has many years experience in financing and building hi-tech and healthcare businesses. He previously worked for three years in the UK Audit Division of Deloitte & Touche LLP before leaving to join EFG Corporate Finance (formerly PBTC Corporate Finance), where he provided corporate finance and advisory services. Julian then worked for Elderstreet, a venture capital and corporate advisory firm that advises, raises money for, and invests in hi-tech and software businesses, and Fifth Avenue Capital, a New York and London based Venture Capital fund specializing in early stage companies. He recently co-founded Wound Solutions Ltd, which has recently completed an institutional fundraising in a $20 million transaction, and Creswell Medical Ltd, which is developing a chain of private, primary care medical centers. Mr. Lee has a Masters degree from Cambridge University and is a Chartered Accountant.

Involvement in Certain Legal Proceedings

Our directors, executive officers and control persons have not been involved in any of the following events during the past five years:

1.

any Federal bankruptcy or state insolvency petition filed by or against any business or property of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

2.	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

3.

being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities;

4.

being the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph (f)(3)(i) of this section, or to be associated with persons engaged in any such activity;

5.

being found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated; or

6.

being found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Compliance with Section 16(a) of the Exchange Act

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

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that all filing requirements applicable to our officers, directors and greater than 10% beneficial owners were complied with, with the exception of the following:

Name	Number of Late Reports	Number of Transactions Not Reported on a Timely Basis	Failure to File Requested Forms
Dan Bauer	Nil	Nil	Nil
Julian Lee	Nil	Nil	Nil
Joseph Bauer	1(1)	1(1)	1(1)

(1)Mr. Bauer has never filed an insider report.

Code of Ethics

We have not yet adopted a Code of Ethics but intend to do so in the near future.

Corporate Governance

We operate with two directors: Dan Bauer and Julian Lee. Neither director is independent as the term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended. We do not have a standing Nominating, Compensation or Audit Committee.

Nominating Committee

We do not have standing nominating or compensation committees, or committees performing similar functions. Our board of directors believe that it is not necessary to have a standing compensation committee at this time because the functions of such committee are adequately performed by our board of directors.

Our board of directors also is of the view that it is appropriate for us not to have a standing nominating committee because our board of directors has performed and will perform adequately the functions of a nominating committee. Our board of directors has not adopted a charter for the nomination committee. There has not been any defined policy or procedure requirements for stockholders to submit recommendations or nomination for directors. Our board of directors does not believe that a defined policy with regard to the consideration of candidates recommended by stockholders is necessary at this time because we believe that, given the early stages of our development, a specific nominating policy would be premature and of little assistance until our business operations are at a more advanced level. There are no specific, minimum qualifications that our board of directors believes must be met by a candidate recommended by our board of directors. The process of identifying and evaluating nominees for director typically begins with our board of directors soliciting professional firms with whom we have an existing business relationship, such as law firms, accounting firms or financial advisory firms, for suitable candidates to serve as directors. It is followed by our board of directors’ review of the candidates’ resumes and interview of candidates. Based on the information gathered, our board of directors then makes a decision on whether to recommend the candidates as nominees for director. We do not pay any fee to any third party or parties to identify or evaluate or assist in identifying or evaluating potential nominee.

A shareholder who wishes to recommend nominees to our board of directors may do so in writing to our President, Dan Bauer, at the address appearing on the first page of this annual report.

Audit Committee

We do not have a standing audit committee at the present time. Our board of directors has determined that we do not have a board member that qualifies as an “audit committee financial expert” as defined in Item 407(d)(5)(ii) of Regulation S-K, nor do we have a board member that qualifies as “independent” as the term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended.

We believe that an audit committee, including at least one independent director, is an important part of the normal process of oversight in the establishment and monitoring of required internal controls over financial reporting. However, we believe this would be too costly and burdensome and is not completely warranted in our circumstances given the early stage of our development; the fact we have not generated any revenues from operations to date; and funding resources are limited. In the meantime, we believe our board of directors is capable of analyzing and evaluating our financial statements and understanding internal controls and procedures over financial reporting.

Other Committees

All proceedings of our board of directors for the year ended August 31, 2008 were conducted by resolutions consented to in writing by our directors and filed with the minutes of the proceedings of the board of directors. Our company currently does not have nominating, compensation or audit committees or committees performing similar functions nor does our company have a written nominating, compensation or audit committee charter. Our board of directors believes it is not necessary to have such committees for the reasons indicated above.

Our company does not have any defined policy or procedural requirements for shareholders to submit recommendations or nominations for directors. Our directors believe that, given the stage of our development, a specific nominating policy would be premature and of little assistance until our business operations develop to a more advanced level. Our company does not currently have any specific or minimum criteria for the election of nominees to the Board of Directors and we do not have any specific process or procedure for evaluating such nominees. Our board of directors will assess all candidates, whether submitted by management or shareholders, and make recommendations for election or appointment.

A shareholder who wishes to communicate with our board of directors may do so by directing a written request addressed to our President, Dan Bauer, at the address appearing on the first page of this annual report.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation

The particulars of compensation paid to the following persons:

  our principal executive officer;
  each of our two most highly compensated executive officers who were serving as executive officers at the end of the year ended August 31, 2008; and
  up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the most recently completed financial year, who we will collectively refer to as the named executive officers, for our year ended August 31, 2008, are set out in the following summary compensation table:

Table 2 SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($) (3)	Non-Equity Incentive Plan Compensa- tion ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensa- tion ($)	Total ($)
Dan Bauer President, CEO, CFO, Treasurer & Secretary	2008 2007	$250,178 $190,168	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	$28,029 $39,100 (1)	$278,075 $229,168
Julian Lee former CFO (2)	2008 2007	$ 36,000 $ 27,000	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	$36,000 27,000
Scott Gurley Former COO(3)	2008 2007	Nil $149,548	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil $ 61,255 (4)	Nil $210,803

(1)	Other compensation for Dan Bauer includes home office rent allocation and an automobile allowance
(2)	Mr. Lee resigned as CFO on September 30, 2008
(3)	Mr. Gurley resigned on July 17, 2007.
(4)	Other compensation for Scott Gurley includes private medical coverage and a $50,000 settlement paid on his resignation.

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. Our directors and executive officers may receive stock options at the discretion of our board of directors in the future. We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of our board of directors from time to time. We have no plans or arrangements in respect of remuneration received or that may be received by our executive officers to compensate such officers in the event of termination of employment (as a result of resignation, retirement, change of control) or a change of responsibilities following a change of control.

Director Compensation Policy

Directors of our company may be paid for their expenses incurred in attending each meeting of the directors. In addition to expenses, directors may be paid a sum for attending each meeting of the directors or may receive a stated salary as director. No payment precludes any director from serving our company in any other capacity and being compensated for such service. During the year ended August 31, 2008, we did not pay any compensation or grant any stock options to our directors.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Dan Bauer	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Julian Lee	Nil	Nil	Nil	Nil	Nil	Nil	Nil

Employment Contracts

Other than as described below, we are not party to any employment contracts with our directors and officers.

On November 30, 2006, we entered into an agreement with Mr. Julian Lee as a director and chief financial officer for $3,000 per month. The contract was terminated as of September 30, 2008 and Mr. Lee may receive shares of common stock as compensation. Mr. Lee may also receive 200,000 or more stock options at the discretion of the Board of Directors pending approval and implementation of a stock option plan for the Company.

In addition, we have the following part-time employment contracts:

Advisory Board

In the spring of 2008, we entered into agreements with three Advisory Board members for a combined total of 500,000 common shares of the Company and 250,000 stock options per year in lieu of cash, renewable on an annual basis by mutual consent. The granting of stock options depends upon the approval and implementation of a stock option plan for the Company. They may also receive additional shares and/ or stock options at the discretion of the Board of Directors.

Dr. Fred Aminzadeh, Chairman of Advisory Board

Dr. Aminzadeh, a distinguished geophysicist, recently served as the 2007-2008 President of the 22,000 member Society of Exploration Geophysicists (SEG). During over 17 years at Unocal (now part of Chevron) Dr. Aminzadeh held various technical and managerial positions. He has been an Adjunct Professor at Rice and a consultant to the National Laboratories at Los Alamos (LANL), Lawrence Berkeley (LBNL) and Oak Ridge (ORNL). Dr. Aminzadeh recently served as President and CEO of dGB-USA, a leading seismic data services and software provider. Dr Aminzadeh has published 10 books and holds three US patents. He is a member of the American Association of Petroleum Geologists (AAPG), the Society of Petroleum Engineers (SPE) and the European Association of Geoscientists and Engineers (EAGE). Dr. Aminzadeh was appointed by the Secretary of Energy to the Unconventional Resources Technology Advisory Committee (URTAC).

Dr. Steve Ohnimus, Vice-Chairman of Advisory Board

Serving his entire professional career with Unocal (now part of Chevron), Dr. Ohnimus has extensive upstream production experience as the senior executive responsible for Unocal’s partner-operated ventures in countries such as Azerbaijan, Bangladesh, China, the Congo, Myanmar, Yemen, Indonesia, and throughout the United States. Prior to that, he was General Manager of Asset Analysis overseeing a portfolio valued at more than $5.5 billion. Dr. Ohnimus was also Vice President and General Manager of Unocal Indonesia, operating five offshore fields and one onshore LEX plant. Dr. Ohnimus served in various management roles pertaining to Unocal’s domestic interests, particularly in Alaska, Louisiana and Texas. Dr. Ohnimus is a former Director of the American Petroleum Institute (API), and the Society of Petroleum Engineers (SPE), both in Lafayette, Louisiana, and holds a BSc in Chemical Engineering and MSc and PhD degrees in Petroleum Engineering, all from the University of Missouri.

Patrick E. McGuire, Advisory Board Member

Patrick E. McGuire currently consults financial groups on energy investment and development, both international and domestic. Schooled as a Petroleum Engineer, Mr. McGuire served most of his nearly 40-year career serving several management roles including Chief of Staff to the President and CEO and as Vice President, International for Texaco, Inc. (now part of Chevron Corporation). McGuire’s comprehensive expertise with oil and gas business development includes opportunity identification, contract and agreement negotiation and commercialization of assets.

Management

Gary Countryman, Senior Vice-President, Exploration

On June 30, 2008, we entered into an agreement with Mr Gary Countryman as Senior Vice-President Exploration for $3,000 per month plus 300,000 stock options pending approval and implementation of a stock option plan for the Company, renewable on an annual basis by mutual consent. He may also receive additional shares and/ or stock options at the discretion of the Board of Directors. Mr. Countryman brings nearly five decades of experience in upstream research, development, and production, starting out as a research engineer at Conoco (now ConocoPhillips) in 1960 where he spent most of his career. Mr. Countryman has held various senior management positions prior to becoming Vice President and General Manager of Conoco’s subsidiary Dubai Petroleum Co. in the United Arab Emirates in 1977. Other roles included Manager of Operations for Conoco’s Houston operations, General Manager, Egypt, and assistant to the Chairman and CEO. Mr. Countryman has since co-owned The Operating Co. and was the Vice President of Operations for Greenhill Petroleum Co., both based in Houston. Mr. Countryman is a Sloan Fellow, with a Masters Degree in Finance from the Massachusetts Institute of Technology, and has both Bachelors and Masters Degrees in Petroleum Engineering from the University of California at Berkeley.

Tim Turner, Vice-President, Land

On July 1, 2008, we entered into an agreement with Mr Tim Turner as Vice-President Land for $1,300 per month, plus 150,000 stock options pending approval and implementation of a stock option plan for the Company, renewable on an annual basis by mutual consent. He may also receive additional shares and/ or stock options at the discretion of the Board of Directors. Mr. Turner has a distinguished career spanning over 28 years in upstream oil and gas and business consulting services, working in Texas, throughout the United States, and on international projects. Mr. Turner began his career in 1980 at Exxon Company, USA in New Orleans, Louisiana, then at Phillips Petroleum in Houston, Texas. Since 1995 Mr. Turner has been the principal at Tim Turner & Associates LLC, where he has worked with and advised major producers, independents, and international producers such as Gazprom, Pemex, PDVSA, and Saudi Aramco.

Outstanding equity awards at fiscal year-end

As at August 31, 2008, we had not adopted any equity compensation plan and no stock, options, or other equity securities were awarded to our executive officers except as listed below.

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

Aggregated Options Exercised in the Year Ended August 31, 2008 and Year End Option Values

None.

Re-pricing of Options/SARS

None.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Securities authorized for issuance under equity compensation plans

We have not adopted a stock option plan and have not granted any stock options.

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	Nil	Nil	Nil
Equity compensation plans not approved by security holders	Nil	Nil	Nil
Total	Nil	Nil	Nil

Security ownership of certain beneficial owners

In the following tables, we have determined the number and percentage of shares beneficially owned in accordance with Rule 13d-3 of the Exchange Act based on information provided to us by our controlling shareholder, executive officers and directors, and this information does not necessarily indicate beneficial ownership for any other purpose. In determining the number of shares of our common stock beneficially owned by a person and the percentage ownership of that person, we include any shares as to which the person has sole or shared voting power or investment power, as well as any shares subject to warrants or options held by that person that are currently exercisable or exercisable within 60 days.

(1) Title of class	(2) Name and address of beneficial owner	(3) Amount and nature of beneficial ownership	(4) Percent of class [1]
Common Stock	Joseph Bauer 46 Arnheim Wharf London England E14 3VQ	11,625,000 Direct	12.77%
Common Stock	Cede & Co PO Box 20 Bowling Green Station New York, NY 10004	35,039,057 Indirect [2]	38.49%
	Total	46,664,057	51.26%

1 Percentage of ownership is based on 91,036,022 common shares issued and outstanding as of December 10, 2008. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage ownership of the person holding such option or warrants, but are not deemed outstanding for purposes of computing the percentage ownership of any other person.

2 Cede & Co is the nominee name for The Depository Trust Company, and we have no information on the beneficial owners of our common stock.

Security ownership of management

(1) Title of class	(2) Name and address of beneficial owner	(3) Amount and nature of beneficial ownership	(4) Percent of class [1]
Common Stock	Dan Bauer 111 Second Avenue West Williston ND 58801	27,512,500 Direct	30.22%
Common Stock	Julian Lee 30 Roland Gardens London, England SW7 3P7	2,812,500 Direct	3.09%
	Total Directors & Officers	30,325,000	33.31%

1 Percentage of ownership is based on 91,036,022 common shares issued and outstanding as of December 10, 2008

Changes in control

None.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with related persons

None of the following parties has, since our date of incorporation, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us, other than as noted in this section:

(i)	Any of our directors or officers;

(ii)	Any person proposed as a nominee for election as a director;

(iii)	Any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to our outstanding shares of common stock;

(iv)	Any of our promoters; and

(v)	Any member of the immediate family (including spouse, parents, children, siblings and in- laws) of any of the foregoing persons.

Pension, Retirement or Similar Benefit Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. We have no material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of the Board of Directors or a committee thereof.

We have no plans or arrangements in respect of remuneration received or that may be received by our executive officers to compensate such officers in the event of termination of employment (as a result of resignation, retirement, change of control) or a change of responsibilities following a change of control, where the value of such compensation exceeds $60,000 per executive officer.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fees

For the years ended August 31, 2008 and August 31, 2007, the aggregate fees billed by Dale Matheson Carr-Hilton Labonte LLP for professional services rendered for the quarterly reviews and annual audit of our consolidated financial statements included in our quarterly reports on Form 10Q and our annual report on Form 10-K were:

	Year Ended August 31, 2008	Year Ended August 31, 2007
Audit Fees and Audit Related Fees	$28,000	$29,714
Income Tax Fees	Nil	7,000
All Other Fees	Nil	Nil
Total	$28,000	$36,714

Policy on Pre-Approval by Audit Committee of Services Performed by Independent Auditors

We do not use Dale Matheson for financial information system design and implementation. These services, which include designing or implementing a system that aggregates source data underlying the financial statements or generates information that is significant to our financial statements, are provided internally or by other service providers. We do not engage Dale Matheson to provide compliance outsourcing services.

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before Dale Matheson is engaged by us to render any auditing or permitted non-audit related service, the engagement be:

  approved by our audit committee (which consists of our entire board of directors); or
  entered into pursuant to pre-approval policies and procedures established by the board of directors, provided the policies and procedures are detailed as to the particular service, the board of directors is informed of each service, and such policies and procedures do not include delegation of the board of directors' responsibilities to management.

The board of directors pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by the board of directors either before or after the respective services were rendered.

The board of directors has considered the nature and amount of fees billed by Dale Matheson and believes that the provision of services for activities unrelated to the audit is compatible with maintaining Dale Matheson’s independence.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Exhibits required by Item 601 of Regulation S-K:

Exhibit No.	Description
(3)	Articles of Incorporation and By-laws
3.1	Articles of Incorporation (attached as an exhibit to our Registration Statement on Form SB-2, filed on November 2, 2005)
3.2	Bylaws (attached as an exhibit to our Registration Statement on Form SB-2, filed on November 2, 2005)
3.3	Articles of Merger (attached as an exhibit to our current report on Form 8-K filed on June 28, 2006)
3.4	Certificate of Change (attached as an exhibit to our current report on Form 8-K filed on June 28, 2006)
3.5	Certificate of Change (attached as an exhibit to our current report on Form 8-K filed on July 7, 2007)
3.6	Articles of Merger (attached as an exhibit to our current report on Form 8-K filed on July 7, 2007)
3.7	Articles of Merger (attached as an exhibit to our annual report on Form 10-KSB filed on December 14, 2007)
(4)	Instruments defining rights of security holders, including indentures
4.1	Specimen ordinary share certificate (attached as an exhibit to our Registration Statement on Form SB-2, filed on November 2, 2005)
(10)	Material Contracts
10.1	Form of Subscription Agreement (attached as an exhibit to our current report on Form 8-K filed on September 26, 2006)
10.2	Promissory Note (attached as an exhibit to our current report on Form 8-K filed on October 3, 2006)
10.3	Lease Agreement (attached as an exhibit to our current report on Form 8-K filed on November 29, 2006)
10.4	Form of Subscription Agreement (attached as an exhibit to our current report on Form 8-K filed on November 29, 2006)
10.5	Share Exchange Agreement (attached as an exhibit to our current report on Form 8-K filed on November 29, 2006)
10.6	Share Issuance Agreement with Global (attached as an exhibit to our current report on Form 8- K filed on May 15, 2007)
10.7	Letter of Intent (attached as an exhibit to our current report on Form 8-K filed on May 17, 2007)
10.8	Private Placement Subscription Agreement (attached as an exhibit to our current report on Form 8-K filed on May 23, 2007)
10.9	Office Lease and Services Agreement (attached as an exhibit to our quarterly report on Form 10- QSB filed on July 16, 2007)
10.10	Assignment Agreement between Power Energy Enterprises SA and Lusora Healthcare Systems Inc. (attached as an exhibit to our current report on Form 8-K filed on September 4, 2007)
10.11	Farmout Agreement between Coastal Petroleum Company and Lusora Healthcare Systems Inc. (attached as an exhibit to our current report on Form 8-K filed on September 4, 2007)
10.12	Private Placement Subscription Agreement (attached as an exhibit to our current report on Form 8-K filed on October 16, 2007)
10.13	Warrant Certificate (attached as an exhibit to our current report on Form 8-K filed on October 16, 2007)
10.14	Private Placement Subscription Agreement (attached as an exhibit to our current report on Form 8-K filed on November 11, 2007)
10.15	Warrant Certificate (attached as an exhibit to our current report on Form 8-K filed on November 11, 2007)
10.16	Memorandum of Understanding with Coastal Petroleum, dated November 29, 2007, signed December 4 (attached as an exhibit to our current report on Form 8-K filed on December 11, 2007)
10.17	Letter from Western Standard Energy Corp. to Coastal Petroleum Company, dated November 28, 2007 (attached as an exhibit to our current report on Form 8-K filed on December 11, 2007)

Exhibit No.	Description
10.18	Assignment Agreement between Coastal Petroleum Company and Western Standard Energy Corp., dated November 7, 2007 (attached as an exhibit to our current report on Form 8-K filed on December 11, 2007)
10.19	Farmout Agreement between Oil For America and Western Standard Energy Corp., dated November 9, 2007 (attached as an exhibit to our current report on Form 8-K filed on December 11, 2007)
10.20	Assignment Agreement between Oil For America and Western Standard Energy Corp., dated November 7, 2007 (attached as an exhibit to our current report on Form 8-K filed on December 11, 2007)
10.21	Farmout Agreement between Coastal Petroleum Company and Western Standard Energy Corp., dated December 11, 2007 (attached as an exhibit to our annual report on Form 10-KSB filed on December 14, 2007)
10.22

Assignment Agreement between Coastal Petroleum Company and Western Standard Energy Corp., dated December 12, 2007 (attached as an exhibit to our annual report on Form 10-KSB filed on December 14, 2007)

10.23	Form of Subscription Agreement dated December 24, 2007
10.24

Memorandum of Understanding dated January 24, 2008 between Western Standard Energy Corp. and F Cross Resources, LLC (attached as an exhibit to our quarterly report on Form 10-QSB filed on February 4, 2008)

10.25	Memorandum of Intent with Oil For America dated April 17, 2008 (attached as an exhibit to our current report on Form 8-K filed on April 21, 2008)
10.26	Share Issuance Agreement dated May 6, 2008 with Infinity Energy Investments Limited (attached as an exhibit to our current report on Form 8-K filed on May 8, 2008)
10.27	Memorandum of Intent dated May 6, 2008 with Oil for America (attached as an exhibit to our quarterly report on Form 10-QSB filed on July 15, 2008)
10.28	Letter of Intent with East Dickinson Oil and Gas Co. dated October 31, 2008 (attached as an exhibit to our current report on Form 8-K filed on November 10, 2008)
10.29*	Assignment Agreement with East Dickinson Oil and Gas Co., dated November 3, 2008
10.30*	Assignment Agreement with Stark County Oil & Gas Co., dated November 3, 2008
(21)	List of Subsidiaries
21.1	Western Standard Energy Limited, incorporated in the UK
(31)	Section 302 Certification
31.1*	Certification Statement pursuant to Section 302 of the Sarbanes- Oxley Act of 2002
(32)	Section 906 Certification
32.1*	Certification Statement pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002
99.1	Great Northern Gas Company – Starbuck East Prospect Valley Co., Montana Geological Report dated February 2, 2005 (attached as an exhibit to our current report on Form 8-K filed on May 15, 2008)
99.2	Letter from Richard Robertson dated September 25, 2007 verifying the contents of the February 2, 2005 Geological Report (attached as an exhibit to our current report on Form 8-K filed on May 15, 2008)

*filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WESTERN STANDARD ENERGY CORP.

By:
/s/ Dan Bauer
Dan Bauer
President, CEO, CFO, Secretary, Treasurer and Director
Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer

Dated: December 15, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Dan Bauer
Dan Bauer
President, CEO, CFO, Secretary, Treasurer and Director
Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer

Dated: December 15, 2008

/s/ Julian Lee
Julian Lee
Non Executive Director

Dated: December 15, 2008