Form 10-Q
period 2008-11-30
Western Standard Energy Corp.
filed 2009-01-20
CIK 1343254

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2008

or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________to __________
Commission File Number: 000-51736

WESTERN STANDARD ENERGY CORP.
(Exact name of registrant as specified in its charter)

Nevada	20-5854735
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2 Sheraton Street, London UK W1F 8BH
(Address of principal executive offices) (Zip Code)

44 207 479 4800
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]		Accelerated filer	[ ]
Non-accelerated filer	[ ]	(Do not check if a smaller reporting company)	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
 Yes [ ] No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 91,036,022 shares of common stock issued and outstanding as of January 19, 2009.

ii

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WESTERN STANDARD ENERGY CORP.
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS

	November 30,	August 31,
	2008	2008
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$16,465	$69,927
Other receivables	1,304	1,885
Prepaid expenses	22,298	26,421
	40,067	98,233

OIL AND GAS PROPERTIES, unproven	1,153,241	1,114,515
EQUIPMENT, net	5,288	5,728

	$1,198,596	$1,218,476

LIABILITIES

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$50,605	$59,106
Due to related parties	48,592	30,000

	99,197	89,106

STOCKHOLDERS' EQUITY

COMMON STOCK
Authorized:
2,812,500,000 common shares with a par value of $0.001
Issued and outstanding:
91,036,022 common shares (Aug. 31, 2008 - 90,036,022)	91,036	90,036
ADDITIONAL PAID IN CAPITAL	4,419,129	4,270,129
OBLIGATION TO ISSUE SHARES (Note 4ii)	59,667	45,083
DEFICIT ACCUMULATED DURING EXPLORATION STAGE	(3,470,433)	(3,275,878)

	1,099,399	1,129,370

	$1,198,596	$1,218,476

The accompanying notes are an integral part of these consolidated financial statements.

WESTERN STANDARD ENERGY CORP.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

			Cumulative from
			October 16, 2003
	Three Months Ended November 30,		(Inception) to
	2008	2007	November 30, 2008

OPERATING EXPENSES
Advertising and promotion	$73	$-	$48,582
Audit and accounting fees	32,029	38,419	204,839
Depreciation	440	231	10,984
Consulting fees and expenses	1,333	10,000	17,916
Foreign exchange loss	871	1,013	11,950
Interest expense	774	2,329	32,590
Interest income	(142)	(195)	(3,693)
Investor communications and transfer agent	16,956	13,060	479,172
Legal fees	25,493	22,350	183,899
Office and general administration	8,346	6,305	176,372
Product development	-	-	876,451
Salaries and management fees	74,871	77,492	1,077,115
Stock-based compensation	14,584	-	62,117
Travel and entertainment	14,000	28,390	198,011
Web and graphic design	4,927	32,134	118,642
Write-down of assets and accounts payable - net	-	-	(24,514)

NET LOSS	$194,555	$231,528	$3,470,433

BASIC AND DILUTED NET LOSS PER SHARE	$0.00	$0.00

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING - BASIC AND DILUTED	90,596,462	87,444,646

The accompanying notes are an integral part of these consolidated financial statements.

WESTERN STANDARD ENERGY CORP.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

			Cumulative from
			October 16, 2003
	Three Months Ended November 30,		(Inception) to
	2008	2007	November 30, 2008

CASH FLOW FROM OPERATING ACTIVITIES
Net loss	$(194,555)	$(231,528)	$(3,470,433)
Non-cash items included in net loss
Write-down of accounts payable	-	-	30,374
Write-down of assets	-	-	5,860
Depreciation	440	231	10,984
Stock issued for services	14,584	-	62,117
Changes in non-cash working capital
Other receivables	581	(18,977)	(1,304)
Prepaid expenses	4,124	(3,124)	9,353
Accounts payable and accrued liabilities	(8,502)	(7,982)	(63,297)

Net cash used in operating activities	(183,328)	(261,380)	(3,416,346)

CASH FLOW FROM INVESTING ACTIVITIES
Purchase of equipment	-	(2,982)	(20,287)
Expenditures on oil and gas properties	(38,726)	(496,824)	(703,241)

Net cash used in investing activities	(38,726)	(499,806)	(723,528)

CASH FLOW FROM FINANCING ACTIVITIES
Advances from related parties	18,592	2,049	1,164,703
Issuance of common shares for cash	150,000	790,000	2,640,000
Net cash acquired on recapitalization	-	-	351,636

Net cash provided by financing activities	168,592	792,049	4,156,339

INCREASE (DECREASE) IN CASH	(53,462)	30,863	16,465

CASH, BEGINNING	69,927	3,475	-

CASH, ENDING	$16,465	$34,338	$16,465

SUPPLEMENTARY INFORMATION

Cash paid for:
Interest	$774	$2,520	$32,590
Income taxes	$-	$-	$-

Non-cash financing and investing activities:
Loans converted to common stock	$-	$-	$879,842
Oil and gas property purchased for common stock	$-	$-	$450,000

The accompanying notes are an integral part of these consolidated financial statements.

WESTERN STANDARD ENERGY CORP.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
November 30, 2008
(unaudited)

1. BASIS OF PRESENTATION

The unaudited interim consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial reporting and the rules and regulations of the Securities and Exchange Commission. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended August 31, 2008 included in the Company’s Annual Report on From 10-K filed with the Securities and Exchange Commission. The unaudited interim financial statements should be read in conjunction with the financial statements included in Form 10-K. In the opinion of management, all adjustments considered necessary for fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended November 30, 2008 are not necessarily indicative of the results that may be expected for the year ending August 31, 2009.

2. OIL AND GAS PROPERTIES

The Company’s unproven oil and gas properties are as follows:

	November 30,	August 31,
	2008	2008
Starbuck East Shallow Gas Assembly - Valley County,
Montana
Acquisition costs	$450,000	$450,000
Exploration costs	510,550	481,824
	960,550	931,824
Lodgepole Reef Oil and Gas Prospects - Stark and Slope
Counties, North Dakota
Acquisition costs	152,691	142,691

Bakken Oil Shale Prospects – Stark County, North Dakota
Acquisition costs	40,000	40,000

Total Costs	$1,153,241	$1,114,515

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

On August 30, 2007, the Company entered into a farmout agreement directly with CPC whereby the Company will pay 100% of the test well costs to begin the process of exploring the Starbuck East prospect. In return, the Company will receive a 100% undivided working interest in a test well before payout and an 80% working interest after payout. Following receipt of the required drilling permits from the United States Bureau of Land Management (“BLM”) in the first quarter of 2008, the Company paid $481,824 to CPC for drilling the test well and obtaining an independent geological report regarding preliminary verification of potential gas reserves. In October 2008, a further $28,726 was paid to CPC for test well completion.

Within 30 days of test well completion and provided it proves to be commercial, the Company may elect to purchase a 50% undivided working interest in all leases owned by CPC in this Valley County Shallow Gas Assembly for $1,000,000. This purchase price will be paid to CPC in five installments of $200,000 each over the drilling period of the four step-out wells. The Company and CPC will each pay 50% of the drilling cost of these wells and share revenues equally. If the Company so elects, it may decide to pay CPC a non-refundable amount of $50,000 to extend the election period from 30 to 60 days following test well completion. This amount will be applied against the first installment of $200,000. At November 30, 2008 the Company has not made an election.

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

Lodgepole Reef-Bakken Oil and Gas Prospects - Stark and Slope Counties, North Dakota

The Company purchased a working interest in seven Lodgepole Reef oil prospects and one Bakken oil-shale prospect within the Williston Basin for an acquisition cost of $152,691 as follows:

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

(iii) On April 17, 2008, the Company entered into a memorandum of understanding with OFA whereby the Company received a 100% working interest after payout in the Rocheford 21-1 Lodgepole Reef prospect in Stark County for cash consideration of $22,691.This prospect will involve three year paid-up leases with a 17% landowner’s royalty and a 12.5% back-in working interest for OFA after royalty payout.

On November 3, 2008, the Company paid $10,000 to East Dickinson Oil and Gas Company (“EDOG”) for the assignment of 11 State of North Dakota 4 year lease prospects. Nine of the leases have a 12.5% royalty and two of them, a 16.7% royalty, all payable to the State of North Dakota. The amount paid for these leases are refundable if EDOG is unable to provide a third party geologist report verifying the potential oil and gas resources on the leases.

Bakken Oil-Shale Prospects – Stark County, North Dakota

On May 6, 2008, the Company entered into an agreement with OFA to identify and acquire up to 4 of 1,280 acre Bakken prospects at a cost yet to be determined. The Company exercised its option on 1 of the 1,280 acre Bakken prospects and paid $40,000 to OFA on July 31, 2008. The Company will have a 100% working interest, subject only to landowner royalties and a 20% back-in working interest for OFA after royalty payout. On October 10, 2008, the leases contained herein were legally assigned to the Company.

3. COMMON STOCK

Common Shares

At November 30, 2008, the authorized common stock of the Company was 2,812,500,000 voting shares with $0.001 par value of which 91,036,022 were issued and outstanding after giving effect to a one and one-half for one forward stock split (1.5:1) of its authorized, issued and outstanding common stock on September 7, 2007. All share and per share information in these financial statements is presented on a retroactive basis as if the stock split took place at the beginning of all periods presented.

Effective September 19, 2008, 1,000,000 units were issued at a price of $0.15 per unit for cash consideration of $150,000. Each unit consists of one common share and one non-transferable share purchase warrant entitling the holder to purchase one additional common share at $0.30 per share for a period of three years. No value was attributed to the warrants issued as part of this unit placement.

Share Purchase Warrants

At November 30, 2008 the Company had 7, 457,890 share purchase warrants outstanding (August 31, 2008 – 7,320,390) entitling the holder to purchase common shares on a one-for-one basis. The following table provides continuity of the share purchase warrants issued and outstanding during the three months ended November 30, 2008:

Number of shares issuable at August 31, 2008	7,320,390
Issued during the period to expire September 19, 2011	1,000,000
Expired during the period	(862,500)
Number of shares issuable at August 31, 2008	7,457,890

The weighted average exercise price and remaining life of the share purchase warrants is $0.57 and 1.89 years, respectively.

4. COMMITMENTS

(i)

The Company has changed it’s commitment to certain consultants performing the part-time roles of Senior Vice-President Exploration, Senior Vice-President Business Development and Vice-President Land from annual renewable fixed price agreements to hourly rates for specific work performed. In addition, 750,000 stock options will be granted on their first anniversary dates after a Company stock option plan is implemented.

(ii)

The Company is committed under annual renewable agreements to its 3 person Advisory Board. The fees involved are payable annually on their anniversary dates in 500,000 common shares of the Company plus 250,000 in stock options to be granted on their first anniversary dates after a Company stock option plan is implemented. Since the common share commitments vest on a monthly basis, $59,667 was accrued at November 30, 2008 as an obligation to issue 266,667 shares based on month end share prices calculated from agreement commencement dates.

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

This is an exclusive agreement until January 14, 2009 and thereafter will revert to a non- exclusive agreement with the placement agent to be paid only if a financing, acceptable to the Company, is arranged.

(iv)

Effective September 1, 2008, the Company entered into an investor communications agreement at a cost of $3,500 per month. The agreement is automatically renewed for additional one month periods until terminated by either party within 15 days of a renewal date.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This quarterly report contains forward-looking statements that relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

In this quarterly report, unless otherwise specified, all references to “common shares” refer to the common shares in our capital stock.

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

Effective September 7, 2007, we changed our name from “Lusora Healthcare Systems Inc.” to “Western Standard Energy Corp” when we decided to change the focus of our business plan from wireless personal security and monitoring systems to acquisition and exploration in the oil and gas industry. In addition on September 7, 2007, we effected a 1.5 for one stock split of our authorized and issued and outstanding common stock. As a result, our authorized capital increased from 1,875,000,000 shares of common stock with a par value of $0.001 to 2,812,500,000 shares of common stock with a par value of $0.001. Since September 2007, we have focused our resources on acquiring and exploring oil and gas prospects in Montana and North Dakota.

Changes to Oil and Gas Properties

Starbuck East Shallow Gas Prospects - Valley County, Montana

In October 2008, a further $28,726 was paid to CPC for test well completion bringing the total cash spend to $510,550. Since it did not confirm commercial gas quantities in the target formation. management is now considering the drilling of a second test well in the Spring of 2009 following removal of access restrictions by the BLM and subject to agreement with CPC to modify the terms of the farmout agreement, to which they are amenable.

Lodgepole Reef-Bakken Oil & Gas Prospects - Stark and Slope Counties, North Dakota

On November 3, 2008, the Company paid $10,000 to East Dickinson Oil and Gas Company (“EDOG”) for the assignment of 11 State of North Dakota 4 year lease prospects, located in and around Dickinson, North Dakota, amounting to approximately 750 acres. Nine of the leases have a 12.5% royalty to the State of North Dakota and two of them, a 16.7% royalty, all payable to the State. The amount paid for these leases is refundable if EDOG is unable to provide a third party geologist report verifying the potential oil and gas resources on the leases.

Bakken Oil-Shale Prospects – Stark County, North Dakota

On October 10, 2008, the leases contained herein were legally assigned to the Company.

For more background on our oil and gas properties, please refer to Note 2 of our quarterly financial statements contained herein.

Plan of Operations and Cash Requirements over the Next 12 Months

The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this quarterly report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include those discussed below and elsewhere in this quarterly report on Form 10-Q.

In addition to the changes in our prospective properties described above and disclosed in more detail in our unaudited interim financial statements, we intend to acquire additional oil and gas interests in the future pending recovery of the North American economy. Management believes that future growth of our company will primarily occur through the acquisition of oil and gas properties following extensive due diligence. However, we may elect to proceed through collaborative agreements, joint venture agreements or other agreements with other experts in the oil and gas industry in order to share expertise and reduce operating costs. The analysis of new property interests will be undertaken by or under the supervision of our management, advisory board and board of directors. Although the oil and gas industry is currently very competitive, management believes that many undervalued prospective properties are available for acquisition and exploration purposes.

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

Over the next 12 months, we have estimated our minimum cash requirements as follows:

Operating Expenses
Management and consulting fees	$312,000
Professional fees	144,000
General, office administration and other expenses	104,000
$560,000
Oil and gas acquisition and exploration expenditures	320,000
Total	$880,000

As at November 30, 2008, we had cash of $16,465 and for the next 12 months, management estimates minimum cash requirements of $880,000 to fund our on-going operations and planned oil and gas acquisition and exploration activities, depending on timing of the economic recovery in North American. We do not have sufficient funds to meet our plan of operation over the next 12 months and will need to obtain additional financing.

Liquidity and Capital Resources

Our working capital position at November 30, 2008 compared to year end August 31, 2008 is as follows:

	November 30, 2008	August 31, 2008
Current Assets	$40,067	$98,233
Current Liabilities	99,197	89,106
Working Capital (Deficiency)	$(59,130)	$9,127

Changes in our cash position for the three months ended November 30, 2008 and 2007 is explained below.

Cash Flows	Three months ended
	November 30,
	2008	2007
Net cash used in Operating Activities	$(183,328)	$(261,380)
Net cash used in Investing Activities	(38,726)	(499,806)
Net cash provided by Financing Activities	168,592	792,049
Increase (decrease) in Cash during the period	$(53,462)	$30,863
Cash, beginning of period	69,927	3,475
Cash, end of period	$16,465	$34,338

During the three months ended November 30, 2008 and 2007, our cash position decreased by $53,462 and increased by $30,863 respectively as follows:

(i)

We used net cash in operating activities in the amount of $183,328 and $261,380 respectively primarily due to the net losses incurred in both periods along with certain changes to non-cash working capital..

(ii)	We invested cash of $38,726 for the acquisition and exploration of various oil and gas prospects in 2008 compared to $496,824 in 2007.

(iii)	We received net cash from private placement equity financings in the amount of $150,000 in 2008 compared to $790,000 in 2007.

Results of Operation

The following summary of our results of operations should be read in conjunction with our unaudited interim financial statements for the three months ended November 30, 2008 included herein.

Revenues

We have not earned any revenues since our inception and we do not anticipate earning revenues until such time as we have begun commercial production from our oil and gas prospects. We are currently in the exploration stage of our business plan and we can provide no assurances that we will discover commercially exploitable resources on our properties, or if such resources are discovered, that we will be able to begin commercial production.

Expenses

The table below shows our operating results for the three months ended November 30, 2008 compared to the same period in 2007:

	Three Months Ended
	November 30
	2008	2007
Expenses
Management and consulting fees	$119,983	$145,676
Professional fees	42,326	41,422
General and office administration	10,288	(764)
Investor relations, transfer agent and media	21,958	45,194
Total Expenses	$194,555	$231,528

Our operating expenses for the three-months ended November 30, 2008 compared to the same period in 2007 decreased by the net amount of $36,973 primarily due to the following:

  $25,693 decrease in management and consulting fees due to reduced staffing requirements following the change in business plan to the acquisition and exploration of oil and gas properties, precluding the need to continue reclassifying certain management fees into product development relating to wireless personal security and monitoring systems as we did in 2007.

  $11,052 increase in general and office administration due to non-recurring $11,380 recovery of GST in 2007

  $23,236 decrease in investor relations, transfer agent and media expenses due to non-recurring charges in 2007 relating to new website design following the change to oil & gas business plan.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial position, revenues and expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

Going Concern

The audited financial statements included in our annual report on Form 10-K were prepared on a going concern basis, which implies that our company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business. Our company has not generated revenues since inception, has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of our company as a going concern is dependent upon: (i) the continued financial support from our shareholders; (ii) the ability of our company to continue raising necessary equity financing to achieve its operating objectives; (iii) confirmation of the resource value of our oil and gas prospects; and (iv) the eventual attainment of profitable operations. As at November 30, 2008, our company has a working capital deficiency of $59,130 and has accumulated losses of $3,470,433 since inception.

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

Application of Critical Accounting Policies

Basis of presentation

The unaudited interim consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial reporting and the rules and regulations of the Securities and Exchange Commission. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended August 31, 2008 included in the Company’s Annual Report on From 10-KSB filed with the Securities and Exchange Commission. The unaudited interim financial statements should be read in conjunction with the financial statements included in Form 10-KSB. In the opinion of management, all adjustments considered necessary for fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended November 30, 2008 are not necessarily indicative of the results that may be expected for the year ending August 31, 2009.

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

Foreign Currency Translation

Our functional and reporting currency is the United States dollar and of our United Kingdom subsidiary is the Pound Sterling. The financial statements of the subsidiary are translated to United States dollars in accordance with SFAS No. 52 “Foreign Currency Translation” using period-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues and expenses. Foreign currency transaction gains (losses) and translation gains (losses) are both included in current operations. We have not, to the date of these unaudited interim financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

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

Recent accounting pronouncements

Our company’s management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, will have a material effect on the accompanying unaudited interim financial statements.

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

In June 2008, the FASB issued FASB Staff Position No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”). FSP EITF 03-6-1 establishes that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities as defined in Emerging Issues Task Force (“EITF”) Issue No. 03-6, “Participating Securities and the Two-Class Method under FASB Statement No. 128”, and should be included in the computation of earnings per share pursuant to the two-class method as described in Statement of Financial Accounting Standards No. 128, “Earnings per Share”. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. All prior-period earnings per share data presented shall be adjusted retrospectively to conform to the provisions of FSP EITF 03-6-1. Early application is not permitted. The Company is currently evaluating the impact that the adoption of FSP EITF 03-6-1 will have on its consolidated financial statements.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4T. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

As required by paragraph (b) of Rules 13a-15 or 15d-15 under the Exchange Act, we are required to maintain and our management is required to evaluate the effectiveness of our company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act). Our management with the our principal executive officer and principal financial officer evaluated the effectiveness our company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly report on Form 10-Q. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our company's reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our company's reports filed under the Exchange Act is accumulated and communicated to our principal executive officer and our principal accounting officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the first quarter of our fiscal year ended August 31, 2009 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

The term internal control over financial reporting is defined as a process designed by, or under the supervision of, our principal executive and principal financial officer, or persons performing similar functions, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

1.	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the issuer;

2.

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and,

3.	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Certificates

Certificates with respect to disclosure controls and procedures and internal control over financial reporting under Rules 13a-14(a) or 15d-14(a) of the Exchange Act are attached to this quarterly report on Form 10-Q.

PART II – OTHER INFORMATION

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

Risks Associated with our Company

Because we may never earn revenues from our operations, our business may fail and then investors may lose all of their investment in our company.

We have no history of revenues from operations. We have yet to generate positive earnings and there can be no assurance that we will ever operate profitably. Our company has a limited operating history and is in the exploration stage. The success of our company is significantly dependent on the uncertain events of the discovery and exploitation of mineral reserves on our properties or selling the rights to exploit those mineral reserves. If our business plan is not successful and we are not able to operate profitably, then our stock may become worthless and investors may lose all of their investment in our company.

Prior to completion of our exploration stage, we anticipate that we will incur increased operating expenses without realizing any revenues. We therefore expect to incur significant losses into the foreseeable future. We recognize that if we are unable to generate significant revenues from the exploration of our mineral claims in the future, we will not be able to earn profits or continue operations. There is no history upon which to base any assumption as to the likelihood that we will prove successful, and we can provide no assurance that we will generate any revenues or ever achieve profitability. If we are unsuccessful in addressing these risks, our business will fail and investors may lose all of their investment in our company.

We have had a history of losses and no revenue, which raise substantial doubt about our ability to continue as a going concern.

Since inception, we have incurred aggregate net losses of $3470,433 from operations. We can offer no assurance that we will ever operate profitably or that we will generate positive cash flow in the future. To date, we have not generated any revenues from our operations. Our history of losses and no revenues raise substantial doubt about our ability to continue as a going concern. We will not be able to generate significant revenues in the future and our management expects acquisitions and exploration expenditures and operating expenses to increase substantially over the next 12 months. As a result, our management expects the business to continue to experience negative cash flow for the foreseeable future and cannot predict when, if ever, our business might become profitable. We will need to raise additional funds, and such funds may not be available on commercially acceptable terms, if at all. If we are unable to raise funds on acceptable terms, we may not be able to execute our business plan, take advantage of future opportunities, or respond to competitive pressures or unanticipated requirements. This may seriously harm our business, financial condition and results of operations.

Risks Relating to our Business and the Oil and Gas Industry

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

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

10.25	Memorandum of Intent with Oil For America dated April 17, 2008 (attached as an exhibit to our current report on Form 8-K filed on April 21, 2008)
10.26	Share Issuance Agreement dated May 6, 2008 with Infinity Energy Investments Limited (attached as an exhibit to our current report on Form 8-K filed on May 8, 2008)
10.27	Memorandum of Intent dated May 6, 2008 with Oil for America (attached as an exhibit to our quarterly report on Form 10-QSB filed on July 15, 2008)
10.28	Letter of Intent with East Dickinson Oil and Gas Co. dated October 31, 2008 (attached as an exhibit to our current report on Form 8-K filed on November 10, 2008)
10.29	Assignment Agreement with East Dickinson Oil and Gas Co., dated November 3, 2008 (attached as an exhibit to our annual report on Form 10-K filed on December 15, 2008)
10.30	Assignment Agreement with Stark County Oil & Gas Co., dated November 3, 2008 (attached as an exhibit to our annual report on Form 10-K filed on December 15, 2008)
(21)	List of Subsidiaries
21.1	Western Standard Energy Limited, incorporated in the UK
(31)	Section 302 Certification
31.1*	Certification Statement pursuant to Section 302 of the Sarbanes- Oxley Act of 2002
(32)	Section 906 Certification
32.1*	Certification Statement pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002
99.1	Great Northern Gas Company – Starbuck East Prospect Valley Co., Montana Geological Report dated February 2, 2005 (attached as an exhibit to our current report on Form 8-K filed on May 15, 2008)
99.2	Letter from Richard Robertson dated September 25, 2007 verifying the contents of the February 2, 2005 Geological Report (attached as an exhibit to our current report on Form 8-K filed on May 15, 2008)

*filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WESTERN STANDARD ENERGY CORP.

/s/ Dan Bauer
Dan Bauer
President, CEO, CFO, Secretary, Treasurer and Director
Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer

Dated: January 20, 2009