Form 10-Q
period 2009-02-28
Western Standard Energy Corp.
filed 2009-04-20
CIK 1343254

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2009

or

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
Yes [ ] No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 91,636,022 shares of common stock issued and outstanding as of April 17, 2009.

ii

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WESTERN STANDARD ENERGY CORP.
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS

	February 28,	August 31,
	2009	2008
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$34,481	$69,927
Other receivables	764	1,885
Prepaid expenses	17,488	26,421
	52,733	98,233

OIL AND GAS PROPERTIES, unproven	192,691	1,114,515
EQUIPMENT, net	4,859	5,728

	$250,283	$1,218,476

LIABILITIES

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$69,926	$59,106
Due to related parties	92,497	30,000

	162,423	89,106

STOCKHOLDERS' EQUITY

COMMON STOCK
Authorized:
2,812,500,000 common shares with a par value of $0.001
Issued and outstanding:
91,636,022 common shares (August 31, 2008 - 90,036,022)	91,636	90,036
ADDITIONAL PAID IN CAPITAL	4,448,529	4,270,129
OBLIGATION TO ISSUE SHARES	64,250	45,083
DEFICIT ACCUMULATED DURING EXPLORATION STAGE	(4,516,555)	(3,275,878)

	87,860	1,129,370

	$250,283	$1,218,476

The accompanying notes are an integral part of these interim consolidated financial statements.

WESTERN STANDARD ENERGY CORP.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

					Cumulative from
					October 16, 2003
	Three Months Ended February 28/29,		Six Months Ended February 28/29,		(Inception) to
	2009	2008	2009	2008	February 28, 2009

OPERATING EXPENSES
Advertising and promotion	$-	$-	$73	$-	$48,582
Audit and accounting fees	8,771	26,409	40,800	64,828	213,610
Depreciation	429	289	869	520	11,413
Consulting fees and expenses	-	20,784	1,333	30,784	17,916
Foreign exchange (gain) loss	(2,176)	2,521	(1,305)	3,534	9,774
Impairment of oil and gas properties	960,550	-	960,550	-	960,550
Interest expense	384	3,298	1,158	5,627	32,974
Interest income	(21)	(145)	(163)	(340)	(3,714)
Investor communications and transfer agent	5,524	30,180	22,480	43,240	484,696
Legal fees	4,140	9,636	29,633	31,986	188,039
Office and general administration	8,144	5,402	16,490	11,707	184,516
Product development	-	-	-	-	876,451
Salaries and management fees	51,175	77,653	126,046	155,145	1,128,290
Stock-based compensation	4,583	-	19,167	-	66,700
Travel and entertainment	1,621	5,798	15,621	34,188	199,632
Web and graphic design	2,998	6,154	7,925	38,288	121,640
Write-down - net		-		-	(24,514)

NET LOSS	$1,046,122	$187,979	$1,240,677	$419,507	$4,516,555

BASIC AND DILUTED NET LOSS PER SHARE	$0.01	$0.00	$0.01	$0.00

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING - BASIC AND DILUTED	91,109,355	87,526,864	90,851,492	87,485,755

The accompanying notes are an integral part of these interim consolidated financial statements.

WESTERN STANDARD ENERGY CORP.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

			Cumulative from
			October 16, 2003
	Six Months Ended February 28/29,		(Inception) to
	2009	2008	February 28, 2009

CASH FLOW FROM OPERATING ACTIVITIES
Net loss	$(1,240,677)	$(419,507)	$(4,516,555)
Non-cash items included in net loss
Impairment of oil and gas properties	960,550		960,550
Write-down of accounts payable	-	-	30,374
Write-down of assets	-	-	5,860
Depreciation	869	520	11,413
Stock issued for services	19,167	-	66,700
Changes in non-cash working capital
Other receivables	1,121	(16,130)	(764)
Prepaid expenses	8,933	(208,465)	14,162
Accounts payable and accrued liabilities	10,820	32,722	(43,975)

Net cash used in operating activities	(239,217)	(610,860)	(3,472,235)

CASH FLOW FROM INVESTING ACTIVITIES
Restricted cash		-	-
Purchase of equipment	-	(2,930)	(20,287)
Expenditures on oil and gas properties	(38,726)	(521,824)	(703,241)

Net cash used in investing activities	(38,726)	(524,754)	(723,528)

CASH FLOW FROM FINANCING ACTIVITIES
Unpaid amounts from related parties	62,497	17,324	1,208,608
Issuance of common shares for cash	180,000	1,140,000	2,670,000
Net cash acquired on recapitalization	-	-	351,636

Net cash provided by financing activities	242,497	1,157,324	4,230,244

INCREASE (DECREASE) IN CASH	(35,446)	21,710	34,481

CASH, BEGINNING	69,927	3,475	-

CASH, ENDING	$34,481	$25,185	$34,481

SUPPLEMENTARY INFORMATION

Cash paid for:
Interest	$1,158	$5,627	$32,974
Income taxes	$-	$-	$-

Non-cash financing and investing activities:
Loans converted to common stock	$-	$-	$879,842
Oil and gas property purchased for common stock	$-	$-	$450,000

The accompanying notes are an integral part of these interim consolidated financial statements.

WESTERN STANDARD ENERGY CORP.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
February 28, 2009
(unaudited)

1.	BASIS OF PRESENTATION

The unaudited interim consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial reporting and the rules and regulations of the Securities and Exchange Commission. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended August 31, 2008 included in the Company’s Annual Report on From 10-K filed with the Securities and Exchange Commission. The unaudited interim financial statements should be read in conjunction with the financial statements included in Form 10-K. In the opinion of management, all adjustments considered necessary for fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the six months ended February 28, 2009 are not necessarily indicative of the results that may be expected for the year ending August 31, 2009.

2.	OIL AND GAS PROPERTIES

The Company’s unproven oil and gas properties are as follows:

	February 28,	August 31,
	2009	2008
Starbuck East Shallow Gas Assembly,
Valley County, Montana
Acquisition costs	$450,000	$450,000
Exploration costs	510,550	481,824
	960,550	931,824
Less: Provision for impairment	(960,550)	-
	-	931,824
Lodgepole Reef Oil and Gas Prospects,
Stark and Slope Counties, North Dakota
Acquisition costs	152,691	142,691

Bakken Oil Shale Prospects,
Stark County, North Dakota
Acquisition costs	40,000	40,000

Total Costs	$192,691	$1,114,515

On account of declines in gas and oil prices together with the on-going deterioration of general economic conditions, the Company remains primarily in a holding pattern with respect to its oil and gas properties described below with no planned exploration expenditures on the horizon until signs of improvement are clearly evident.

Starbuck East Shallow Gas Prospects - Valley County, Montana

In October 2008, the Company paid a further $28,726 to Coastal Petroleum Company (“CPC”) for test well completion bringing the total cash spend to $510,550 on this prospect. Since the test well did not confirm commercial gas quantities in the target formation, management considered the possibility of drilling a second test well in Spring 2009 once access restrictions by the Bureau of Land Management were removed and subject to agreement with CPC to modify terms of the original farmout agreement dated August 30, 2007.

Since the Company was unable to reach agreement with CPC to modify terms of the agreement, the Company decided not to drill a second test well and accordingly considered its interest in the Starbuck East Shallow Gas Prospects to be permanently impaired resulting in a $960,550 non-cash charge to the consolidated statement of operations for the three months ended February 28, 2009

Lodgepole Reef-Bakken Oil and Gas Prospects - Stark and Slope Counties, North Dakota

On November 3, 2008, the Company paid $10,000 to East Dickinson Oil and Gas Company (“EDOG”) for the assignment of 11 State of North Dakota 4 year lease prospects, located in and around Dickinson, North Dakota, amounting to approximately 750 acres. Nine of the leases have a 12.5% royalty to the State of North Dakota and two of them, a 16.7% royalty, all payable to the State.

The Company now has a working interest in seven Lodgepole Reef oil prospects and one Bakken oil-shale prospect within the Williston Basin for a total acquisition cost of $152,691.

Bakken Oil-Shale Prospects – Stark County, North Dakota

On May 6, 2008, the Company entered into an agreement with Oil For America (“OFA”) to identify and acquire up to 4 Bakken Oil-Shale prospects at a cost yet to be determined. The Company exercised its option on 1 of the Bakken prospects and paid $40,000 to OFA on July 31, 2008. On October 10, 2008, the leases contained herein were legally assigned to the Company with a 100% working interest, subject only to landowner royalties and a 20% back-in working interest for OFA after royalty payout.

3.	RELATED PARTY TRANSACTIONS

At February 28, 2009, the Company owed $92,497 (August 31, 2008 - $30,000) to related parties, including $83,497 to two directors, which amounts are unsecured and non-interest bearing. During the six months ended February 28, 2009, $126,046 of salaries and management fees to related parties was accrued and charged to the consolidated statement of operations of which $62,497 remained unpaid.

All related party transactions are conducted in the ordinary course of business and measured at the exchange amount, which is the consideration established and agreed to by the related parties.

4.	COMMON STOCK

Common Shares

Effective September 19, 2008, 1,000,000 units were issued at a price of $0.15 per unit for cash consideration of $150,000. Each unit consists of one common share and one non-transferable share purchase warrant entitling the holder to purchase one additional common share at $0.30 per share for a period of three years. No value was attributed to the warrants issued as part of this unit placement.

Effective February 17, 2009, 600,000 units were issued at a price of $0.05 per unit for cash consideration of $30,000. Each unit consists of one common share and one non-transferable share purchase warrant entitling the holder to purchase one additional common share at $0.10 per share for a period of three years. No value was attributed to the warrants issued as part of this unit placement.

Share Purchase Warrants

As at February 28, 2009, the Company had 8,057,890 share purchase warrants outstanding (August 31, 2008 – 7,320,390) entitling the holder to purchase common shares on a one-for-one basis over the next two or three years. The following table provides continuity of the share purchase warrants issued and outstanding during the six months ended February 28, 2009:

Number of shares issuable at August 31, 2008	7,320,390
Issued during the period to expire in three years from issue date	1,600,000
Expired during the period	(862,500)
Number of shares issuable at February 28, 2009	8,057,890

The weighted average exercise price and remaining life of the share purchase warrants is $0.54 and 1.74 years, respectively.

5.	COMMITMENTS

(i)

Effective December 1, 2008, the Company changed it’s commitment to certain consultants performing the part-time roles of Senior Vice-President Exploration, Senior Vice-President Business Development and Vice-President Land from annual renewable fixed price agreements to hourly rates for specific work performed. In addition, 750,000 stock options will be granted on their first anniversary dates after a Company stock option plan is implemented. No work has been billed to the Company since the change.

(ii)

The Company is committed under annual renewable agreements to its three person Advisory Board. The stock-based compensation involved is payable annually on their anniversary dates with 500,000 shares of Company stock plus 250,000 stock options to be granted on their first anniversary dates after a Company stock option plan is implemented. Since the common share commitments vest on a monthly basis, $64,250 was accrued at February 28, 2009 as an obligation to issue 391,667 shares based on month end share prices calculated from agreement commencement dates.

(iii)

On July 14, 2008, the Company entered into a private placement agency agreement to solicit subscriptions to purchase up to $10,000,000 in the Company’s common stock. In consideration for acting as the Company’s agent, the Company has agreed to pay a financing fee to the agent as follows:

	(a)	a retainer of 150,000 warrants has been issued, exercisable into common shares of the Company at a price of $0.31 per warrant for a period of two years;

(b)	a cash fee will be paid equal to 10% of the total purchase price of the Company’s common stock sold in the private placement; and

(c)

an agent’s warrant will be granted entitling the agent to purchase an amount of common shares of the Company equal to 10% of the number of securities sold at a price equal to the exercise price of the private placement for a period of five years.

This was an exclusive agreement until January 14, 2009 but thereafter reverted to a non-exclusive agreement with the placement agent to be paid only if a financing, acceptable to the Company, is arranged.

(iv)	Effective January 1, 2009, the Company’s investor communications contract costing $3,500 on a month to month basis was discontinued.

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

Oil and Gas Properties

On account of declines in gas and oil prices together with the on-going deterioration of general economic conditions, we remain primarily in a holding pattern with respect to our Oil and Gas Properties described below with no planned exploration expenditures on the horizon until signs of improvement are clearly evident. For more background, please refer to Note 2 of our quarterly financial statements contained herein.

Starbuck East Shallow Gas Prospects - Valley County, Montana

In October 2008, we paid a further $28,726 to Coastal Petroleum Company for test well completion bringing the total cash spend to $510,550 on this prospect. Since the test well did not confirm commercial gas quantities in the target formation. management considered the possibility of drilling a second test well in Spring 2009 once access restrictions by the Bureau of Land Management were removed and subject to agreement with Coastal Petroleum to modify terms of the original farmout agreement dated August 30, 2007.

Since we were unable to reach agreement with Coastal Petroleum to modify terms of the agreement, we decided not to drill a second test well and accordingly considered our interest in the Starbuck East Shallow Gas Prospects to be permanently impaired resulting in a $960,550 non-cash charge to the statement of operations for the three months ended February 28, 2009. This non-cash charge included acquisition costs valued of $450,000 paid with 1.5 million of our shares and exploration costs of $510,000 paid in cash over the past 18 months.

Lodgepole Reef-Bakken Oil & Gas Prospects - Stark and Slope Counties, North Dakota

On November 3, 2008, we paid $10,000 to East Dickinson Oil and Gas Company for the assignment of 11 State of North Dakota four year lease prospects, located in and around Dickinson, North Dakota, amounting to approximately 750 acres. Nine of the leases have a 12.5% royalty to the State of North Dakota and two of them, a 16.7% royalty, all payable to the State.

We now have a working interest in seven Lodgepole Reef oil prospects and one Bakken oil-shale prospect within the Williston Basin for a total acquisition cost of $152,691.

Bakken Oil-Shale Prospects – Stark County, North Dakota

On May 6, 2008, we entered into an agreement with Oil For America to identify and acquire up to four of 1,280 acre Bakken oil-shale prospects at a cost yet to be determined. We exercised our option on one of the 1,280 acre Bakken prospects and paid $40,000 to Oil For America on July 31, 2008. On October 10, 2008, the leases contained herein were legally assigned to Western Standard with a 100% working interest, subject only to landowner royalties and a 20% back-in working interest for Oil For America after royalty payout.

Plan of Operations and Cash Requirements over the Next 12 Months

The following discussion should be read in conjunction with our quarterly financial statements and related notes contained herein. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include those discussed below and elsewhere in this quarterly report on Form 10-Q.

In addition to the changes in our prospective properties described above and disclosed in our quarterly financial statements contained therein, we intend to acquire additional oil and gas interests in the future pending recovery of the North American economy in general and oil and gas prices in particular. Management believes that future growth of our company will primarily occur through the acquisition of oil and gas properties following extensive due diligence. However, we may elect to proceed through collaborative agreements, joint venture agreements or other agreements with other experts in the oil and gas industry in order to share expertise and reduce operating costs. The analysis of new property interests will be undertaken by or under the supervision of our management, advisory board and board of directors. Although the oil and gas industry is currently very competitive, management believes that many undervalued prospective properties are available for acquisition and exploration purposes.

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

When oil and gas prices recover to more reasonable levels, our plan of operation is to conduct exploration work on each of our property interests in order to ascertain whether any of them possess commercially exploitable oil and gas reserves. However, there can be no assurance that such oil and gas reserves exist on any of our property interests.

Even if we complete our planned acquisition and exploration program and we are successful in identifying an oil and gas reserve, we will have to spend substantial funds on further drilling and engineering studies before we will know whether the reserve is commercially viable.

Anticipated Cash Requirements

Over the next 12 months, we have estimated our minimum cash requirements as follows:

Operating Expenses
Management and consulting fees	$189,000
Professional fees	87,000
General, administration and other expenses	64,000
$340,000
Oil and gas acquisition and exploration expenditures	50,000

Total	$390,000

As at February 28, 2009, we had cash of $34,481 and for the next 12 months, management estimates minimum cash requirements of $390,000 to fund our on-going operations and planned oil and gas acquisition and exploration activities, depending on timing of the economic recovery in North American. We do not have sufficient funds to meet our plan of operation over the next 12 months and will need to obtain additional financing.

Due to the current financial crisis, there can be no assurance that additional financing will be available when needed or, if available, on commercially reasonable terms. If we are not able to obtain additional financing on a timely basis, we may not be able to meet our obligations as they come due and may be forced to scale down or perhaps even cease business operations.

Liquidity and Capital Resources

The table below shows our working capital position at both February 28, 2009 and our August 31, 2008 year end:

	February 28, 2009	August 31, 2008
Current Assets	$52,733	$98,233
Current Liabilities	162,423	89,106
Working Capital (Deficiency)	$(109,690)	$9,127

The table below shows changes in our cash position for six months ended February 28, 2009 and 2008:

	Six Months Ended February 28,
Cash Flows	2009	2008

Net cash used in Operating Activities	$(239,217)	$(610,860)
Net cash used in Investing Activities	(38,726)	(524,824)
Net cash provided by Financing Activities	242,497	1,157,324

Increase (decrease) in cash for the period	$(35,446)	$21,710

Cash, beginning of period	69,927	3,475
Cash, end of period	$34,481	$25,185

During the six months ended February 28, 2009 and 2008, our cash position decreased by $35,446 and increased by $21,710 respectively due to the following:

(i)

Net cash used in operating activities of $239,217 and $610,860 respectively primarily due to the net losses incurred in both periods offset by non-cash items, including impairment of oil and gas properties ($960,550) and stock issued for services ($19,167) in the February 28, 2009 period, and certain changes to non-cash working capital.

(ii)	Net cash used in investing activities of $38,726 and $524,824 respectively for the acquisition and exploration of various oil and gas prospects.

(iii)	Net cash provided by financial activities of $242,497 and $1,157,324 from private placement equity financings and increase in amounts due to related parties.

Results of Operation

The summary of our results of operating results below should be read in conjunction with our unaudited interim financial statements for the three and six months ended February 28, 2009 included herein.

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

Expenses

The table below shows our operating results for the three and six months ended February 28, 2009 and 2008:

	Three Months Ended		Six Months Ended
	February 28		February 28
	2009	2008	2009	2008
Operating Expenses
Management and consulting fees, expenses	$57,379	$104,205	$162,167	$220,117
Professional fees	12,911	36,045	70,433	96,814
Investor communications, transfer agent and media	8,522	42,518	30,478	81,528
General and administration	6,760	5,211	17,049	21,048

Sub-total	$85,572	$187,979	$280,127	$419,507

Impairment of oil and gas properties	960,550	-	960,550	-

Total	$1,046,122	$187,979	$1,240,677	$419,507

During the three months ended February 28, 2009, the Starbuck East Shallow Gas Prospect became permanently impaired resulting in a non-cash expense of $960,550. This arose when we were unable to reach agreement with Coastal Petroleum to modify the terms of the original farmout agreement dated August 31, 2007.

Our operating expenses for the three and six months ended February 28, 2009 decreased by $102,407 and $139,380 respectively compared to the same periods in 2008. The $139,380 decrease for the six months ended February 28, 2009 was primarily due to the following:

  $57,950 decrease in management and consulting fees due to: (i) management expenses being accrued in Pounds Sterling and converted into much lower US$ amount following significant strengthening of the US$ in the periods; and (ii) on-going accrual of stock-based compensation for Advisory Board members. To preserve cash, management has deferred taking compensation payments since December 1, 2008 therefore increasing amounts due to related parties by $62,497 since August 31, 2008.

  $26,381decrease in professional fees of accounting, audit and legal due to much reduced activity levels during the economic downturn.

  $51,050 decrease in investor communications, transfer agent and media expenses due to non-recurring expenses in 2008 related to website design for the new oil & gas exploration business and substantially reduced investor communications following the stock market meltdown.

  $3,999 decrease in general and administration expenses due to non-recurring losses on short term CitiBank investments in 2008 and continued belt-tightening on all overheads in 2009.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial position, revenues and expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

Going Concern

The audited financial statements included in our annual report on Form 10-K were prepared on a going concern basis, which implies that our company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business. Our company has not generated revenues since inception, has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of our company as a going concern is dependent upon: (i) the continued financial support from our shareholders; (ii) the ability of our company to continue raising necessary equity financing to achieve its operating objectives; (iii) confirmation of the resource value of our oil and gas prospects; and (iv) the eventual attainment of profitable operations. As at February 28, 2009, our company has a working capital deficiency of $109,690 and has accumulated losses of $4,516,555 since inception.

Our independent auditors included an explanatory paragraph in their annual report on our financial statements for the year ended August 31, 2008 regarding concerns about our ability to continue as a going concern. In addition, our year end financial statements contain further note disclosures in this regard. The continuation of our business plan is dependent upon our ability to continue raising sufficient new capital from equity or debt markets in order to fund our on-going operating losses and oil and gas acquisition and exploration expenditures. The issuance of additional equity securities could result in a significant dilution in the equity interests of our current stockholders.

Application of Critical Accounting Policies

Basis of presentation

The unaudited interim consolidated financial statements of Western Standard have been prepared in accordance with generally accepted accounting principles for interim financial reporting and the rules and regulations of the Securities and Exchange Commission. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended August 31, 2008 included in our Annual Report on From 10-K filed with the Securities and Exchange Commission. The unaudited interim financial statements should be read in conjunction with the financial statements included in Form 10-K. In the opinion of management, all adjustments considered necessary for fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three and six months ended February 28, 2009 are not necessarily indicative of the results that may be expected for the year ending August 31, 2009.

Use of estimates and assumptions

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We base our estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are readily apparent from other sources. The actual results experienced by us may differ materially from our estimates. To the extent there are material differences, future results may be affected. Estimates used in preparing these financial statements include the carrying value of oil and gas properties, and the fair value of stock-based compensation.

Oil and gas properties

We utilize the full cost method to account for our investment in unproven oil and gas properties. Accordingly, all costs associated with acquisition, exploration and development of oil and gas reserves, including such costs as leasehold acquisition costs, capitalized interest costs relating to unproven properties, geological expenditures, tangible and intangible development costs (including direct internal costs), are capitalized into the full cost pool. When we commence production from established proven oil and gas reserves, capitalized costs, including estimated future costs to develop the reserves and estimated abandonment costs, will be depleted on the units-of-production method using estimates of proven reserves. Investments in unproved properties and major development projects, including capitalized interest if any, are not depleted until proven reserves associated with the projects can be determined. If the future exploration of unproven properties are determined to be uneconomical, the amount of such properties is added to the capital costs to be depleted. As of February 28, 2009, all of our oil and gas properties were unproven and excluded from depletion.

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

Long-Lived Assets

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the carrying value of intangible assets and other long-lived assets is reviewed on a regular basis for the existence of facts or circumstances that may suggest impairment. We recognize impairment when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset. Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value.

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

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 amends and expands the disclosure requirements of FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities – as amended” (“SFAS 133”), to provide enhanced disclosures about how and why an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for under SFAS 133; and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after February 28, 2009, with early application encouraged. We have reached the conclusion that this will have no impact on our consolidated financial statements.

In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 identifies a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles for nongovernmental entities. SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”. We have reached the conclusion that this will have no impact on our consolidated financial statements.

In June 2008, the FASB issued FASB Staff Position No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”). FSP EITF 03-6-1 establishes that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities as defined in Emerging Issues Task Force (“EITF”) Issue No. 03-6, “Participating Securities and the Two-Class Method under FASB Statement No. 128”, and should be included in the computation of earnings per share pursuant to the two-class method as described in Statement of Financial Accounting Standards No. 128, “Earnings per Share”. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. All prior-period earnings per share data presented shall be adjusted retrospectively to conform to the provisions of FSP EITF 03-6-1. Early application is not permitted. We are currently evaluating the impact that the adoption of FSP EITF 03-6-1 will have on its consolidated financial statements.

In September 2008, the FASB issued two separate but related exposure drafts: (1) Proposed Statement of Financial Accounting Standards, “Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140”, and (2) Proposed Statement of Financial Accounting Standards, “Amendments to FASB Interpretation No. 46(R)” (together, the “proposed Statements”). The proposed Statements would remove the concept of a qualifying special-purpose entity (“QSPE”) from SFAS 140 and the exceptions from applying FIN 46R to QSPEs. The proposed Statements would be effective as of the beginning of a reporting entity’s fiscal year that begins after

November 15, 2009. We have reached the conclusion that this will have no impact on our consolidated financial statements.

In November 2008, the Financial Accounting Standards Board (the “FASB”) voted on the effective date and other amendments of proposed FASB Staff Position FAS 140-e and FIN 46(R)-e, “Disclosures about Transfers of Financial Assets and Interests in Variable Interest Entities” (“FSP FAS 140-e and FIN 46R-e”). FSP FAS 140-e and FIN 46R-e would amend SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities – as amended” (“SFAS 140”) and FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities” (“FIN 46R”) to require enhanced disclosures by public entities about transfers of financial assets and interests in variable interest entities, and provide users of the financial statements with greater transparency about a transferor’s continuing involvement with transferred financial assets and an enterprise’s involvement with variable interest entities. The disclosures required by FSP FAS 140-e and FIN 46R-e will be effective for reporting periods (interim and annual) ending after December 15, 2008. We have reached the conclusion that this will have no impact on our consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4T. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

As required by paragraph (b) of Rules 13a-15 or 15d-15 under the Exchange Act, we are required to maintain and our management is required to evaluate the effectiveness of our company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act). Our management with the participation of our principal executive officer and principal financial officer evaluated the effectiveness our company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly report on Form 10-Q. Based on this evaluation, our management determined that our company’s disclosure controls and procedures were not effective as of February 28, 2009.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended February 28, 2009 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

Certifications

Certifications with respect to disclosure controls and procedures and internal control over financial reporting under Rules 13a-14(a) or 15d-14(a) of the Exchange Act are attached to this quarterly report on Form 10-Q.

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

Since inception, we have incurred aggregate net losses of $4,516,555 from operations. We can offer no assurance that we will ever operate profitably or that we will generate positive cash flow in the future. To date, we have not generated any revenues from our operations. Our history of losses and no revenues raise substantial doubt about our ability to continue as a going concern. We will not be able to generate significant revenues in the future and our management expects acquisitions and exploration expenditures and operating expenses to increase substantially over the next 12 months. As a result, our management expects the business to continue to experience negative cash flow for the foreseeable future and cannot predict when, if ever, our business might become profitable. We will need to raise additional funds, and such funds may not be available on commercially acceptable terms, if at all. If we are unable to raise funds on acceptable terms, we may not be able to execute our business plan, take advantage of future opportunities, or respond to competitive pressures or unanticipated requirements. This may seriously harm our business, financial condition and results of operations.

The current global economic crisis could lead to an extended recession in the U.S. and around the world. A an extended slowdown in economic activity caused by a recession would reduce national and worldwide demand for oil and natural gas and result in lower commodity prices for long periods of time. Prices for oil and natural gas have already decreased significantly from highs in 2008. We have put our exploration programs on hold, which is having a material adverse impact on our business, financial condition and results of operations. and adverse If oil and gas prices do not increase before we can no longer afford to pay our debts as they come due, our exploration program will likely never become economically feasible, we will go out of business and investors will lose their entire investment in our company.

Since October 2008, oil prices have decreased by two thirds off their highest prices and natural gas prices have decreased in half or more during the same time period. Costs of exploration, development and production have not yet adjusted to current economic conditions or in proportion to the significant reduction in product prices. Prolonged, substantial decreases in oil and natural gas prices would likely have a material adverse effect on Our business, financial condition and results of operations, could further limit our access to funds through the sale of our equity securities or through loans to satisfy our capital requirements.

Capital and credit markets have experienced unprecedented volatility and disruption during the last half of 2008 and continue to be unpredictable. Given the current levels of market volatility and disruption, the availability of funds from those markets has diminished substantially. Further, arising from concerns about the stability of financial markets generally and the solvency of borrowers specifically, the cost of accessing the credit markets has increased as many lenders have raised interest rates, enacted tighter lending standards or altogether ceased to provide funding to borrowers.

Due to these capital and credit market conditions, We cannot be certain that funding will be available to us in amounts or on terms that we believe are acceptable. We have decided to put our exploration program on hold until carrying them out becomes economically feasible. This hold on our exploration program is having a material adverse impact on our business, financial condition and results of operations. If oil and gas prices do not increase before we can no longer afford to pay our debts as they come due, our exploration program will likely never become economically feasible, we will go out of business and investors will lose their entire investment in our company.

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

We intend to drill test wells on the Montana and North Dakota properties subject to our farmout agreements. There can be no assurance that our future drilling activities will be successful. We may not recover all or any portion of our capital investment in the wells. Unsuccessful drilling activities would have a material adverse effect upon our results of operations and financial condition and would likely result in the ultimate failure of our business operations. The cost of drilling, completing, and operating wells is often uncertain, and a number of factors can delay or prevent drilling operations including: (i) unexpected drilling conditions; (ii) pressure or irregularities in formation; (iii) equipment failures or accidents; (iv) adverse weather conditions; and (v) shortages or delays in availability of drilling rigs and delivery of equipment.

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

The oil and gas exploration and production industry historically is a cyclical industry and market fluctuations in the prices of oil and gas could adversely affect our business. The recent decreases in oil and gas prices have made our exploration program less viable and we have temporarily put our exploration program on hold. If the situation does not improve before we run out of money, we will likely go out of business and investors will lose their entire investment in our company.

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

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Exhibits required by Item 601 of Regulation S-K:

Exhibit No.	Description
(3)	Articles of Incorporation and By-laws
3.1	Articles of Incorporation (attached as an exhibit to our Registration Statement on Form SB-2, filed on November 2, 2005)
3.2	Bylaws (attached as an exhibit to our Registration Statement on Form SB-2, filed on November 2, 2005)
3.3	Articles of Merger (attached as an exhibit to our current report on Form 8-K filed on June 28, 2006)
3.4	Certificate of Change (attached as an exhibit to our current report on Form 8-K filed on June 28, 2006)
3.5	Certificate of Change (attached as an exhibit to our current report on Form 8-K filed on July 7, 2007)
3.6	Articles of Merger (attached as an exhibit to our current report on Form 8-K filed on July 7, 2007)
3.7	Articles of Merger (attached as an exhibit to our annual report on Form 10-KSB filed on December 14, 2007)
(4)	Instruments defining rights of security holders, including indentures
4.1	Specimen ordinary share certificate (attached as an exhibit to our Registration Statement on Form SB-2, filed on November 2, 2005)
(10)	Material Contracts
10.1	Form of Subscription Agreement (attached as an exhibit to our current report on Form 8-K filed on September 26, 2006)
10.2	Promissory Note (attached as an exhibit to our current report on Form 8-K filed on October 3, 2006)
10.3	Lease Agreement (attached as an exhibit to our current report on Form 8-K filed on November 29, 2006)
10.4	Form of Subscription Agreement (attached as an exhibit to our current report on Form 8-K filed on November 29, 2006)
10.5	Share Exchange Agreement (attached as an exhibit to our current report on Form 8-K filed on November 29, 2006)
10.6	Share Issuance Agreement with Global (attached as an exhibit to our current report on Form 8- K filed on May 15, 2007)
10.7	Letter of Intent (attached as an exhibit to our current report on Form 8-K filed on May 17, 2007)
10.8	Private Placement Subscription Agreement (attached as an exhibit to our current report on Form 8-K filed on May 23, 2007)
10.9	Office Lease and Services Agreement (attached as an exhibit to our quarterly report on Form 10- QSB filed on July 16, 2007)
10.10	Assignment Agreement between Power Energy Enterprises SA and Lusora Healthcare Systems Inc. (attached as an exhibit to our current report on Form 8-K filed on September 4, 2007)
10.11	Farmout Agreement between Coastal Petroleum Company and Lusora Healthcare Systems Inc. (attached as an exhibit to our current report on Form 8-K filed on September 4, 2007)
10.12	Private Placement Subscription Agreement (attached as an exhibit to our current report on Form 8-K filed on October 16, 2007)
10.13	Warrant Certificate (attached as an exhibit to our current report on Form 8-K filed on October 16, 2007)
10.14	Private Placement Subscription Agreement (attached as an exhibit to our current report on Form 8-K filed on November 11, 2007)

Exhibit No.	Description
10.15	Warrant Certificate (attached as an exhibit to our current report on Form 8-K filed on November 11, 2007)
10.16	Memorandum of Understanding with Coastal Petroleum, dated November 29, 2007, signed December 4 (attached as an exhibit to our current report on Form 8-K filed on December 11, 2007)
10.17	Letter from Western Standard Energy Corp. to Coastal Petroleum Company, dated November 28, 2007 (attached as an exhibit to our current report on Form 8-K filed on December 11, 2007)
10.18	Assignment Agreement between Coastal Petroleum Company and Western Standard Energy Corp., dated November 7, 2007 (attached as an exhibit to our current report on Form 8-K filed on December 11, 2007)
10.19	Farmout Agreement between Oil For America and Western Standard Energy Corp., dated November 9, 2007 (attached as an exhibit to our current report on Form 8-K filed on December 11, 2007)
10.20	Assignment Agreement between Oil For America and Western Standard Energy Corp., dated November 7, 2007 (attached as an exhibit to our current report on Form 8-K filed on December 11, 2007)
10.21	Farmout Agreement between Coastal Petroleum Company and Western Standard Energy Corp., dated December 11, 2007 (attached as an exhibit to our annual report on Form 10-KSB filed on December 14, 2007)
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

Dated: April 20, 2009