Form 10-Q/A
period 2008-11-30
Western Standard Energy Corp.
filed 2009-05-20
CIK 1343254

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q /A

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

ii

EXPLANATORY NOTE

This Amendment on Form 10-Q/A constitutes an amendment to our quarterly report on Form 10-Q for the quarter ended November 30, 2008, which was originally filed with the Securities and Exchange Commission on January 20, 2009.

This amendment is being filed solely for the purpose of correcting the disclosure in Item 4T Controls and Procedures and complying with Rules 13a 15 and 15d-15 of the Securities Exchange Act of 1934, as amended only.

As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications of our principal executive officer and principal financial officer are being filed as exhibits to this amendment. All other information included in our quarterly report on Form 10-Q for the quarter ended November 30, 2008 has not been amended. Except for the matter described above, this amendment does not change any previously reported financial results, modify or update disclosures in the Form 10-Q, or reflect events occurring after the date of the filing of the Form 10-Q.

ITEM 4T. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

As required by paragraph (b) of Rules 13a-15 or 15d-15 under the Securities Exchange Act of 1934, as amended, we are required to maintain and our management is required to evaluate the effectiveness of our company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act). Our management with the participation of our principal executive officer and principal financial officer evaluated the effectiveness our company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly report on Form 10-Q. Based on this evaluation, our management determined that our company’s disclosure controls and procedures were not effective as of November 30, 2008.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during our last fiscal quarter that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

Dated: May 20, 2009