Form 10-Q
period 2009-05-31
Western Standard Energy Corp.
filed 2009-07-20
CIK 1343254

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2009

or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

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
Yes [X]     No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T
(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was
required to submit and post such files). Yes [X]    No [   ]

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
Yes [   ]    No [X]

ii

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by
Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities
under a plan confirmed by a court. Yes [   ]    No [   ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date 92,136,022 shares of common stock are issued and outstanding as of July 20, 2009.

iii

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WESTERN STANDARD ENERGY CORP.
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS

	May 31,	August 31,
	2009	2008
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$-	$69,927
Other receivables	457	1,885
Prepaid expenses	14,534	26,421
	14,991	98,233

OIL AND GAS PROPERTIES, unproven	192,691	1,114,515
EQUIPMENT, net	4,430	5,728

	$212,112	$1,218,476

LIABILITIES

CURRENT LIABILITIES
Bank overdraft	$1,053	$-
Accounts payable and accrued liabilities	45,716	59,106
Due to related parties	153,806	30,000

	200,575	89,106

STOCKHOLDERS' EQUITY

COMMON STOCK
Authorized:
2,812,500,000 common shares with a par value of $0.001
Issued and outstanding:
91,636,022 common shares (August 31, 2008 - 90,036,022)	91,636	90,036
ADDITIONAL PAID IN CAPITAL	4,448,529	4,270,129
OBLIGATION TO ISSUE SHARES	68,083	45,083
DEFICIT ACCUMULATED DURING EXPLORATION STAGE	(4,596,711)	(3,275,878)

	11,537	1,129,370

	$212,112	$1,218,476

The accompanying notes are an integral part of these interim consolidated financial statements.

WESTERN STANDARD ENERGY CORP.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

					Cumulative from
					October 16, 2003
	Three Months Ended May 31,		Nine Months Ended May 31,		(Inception) to
	2009	2008	2009	2008	May 31, 2009

OPERATING EXPENSES
Advertising and promotion	$-	$7,165	$73	$7,165	$48,582
Audit and accounting fees	9,962	17,231	50,762	82,059	223,572
Depreciation	429	290	1,298	810	11,842
Consulting fees and expenses	-	5,500	1,333	36,284	17,916
Foreign exchange (gain) loss	11,099	1,359	9,794	4,893	20,873
Impairment of oil and gas properties	-	-	960,551	-	960,551
Interest expense	575	1,867	1,733	7,494	33,549
Interest income	(2)	(317)	(165)	(657)	(3,716)
Investor communications and transfer agent	752	253,868	23,232	297,108	485,448
Legal fees	1,907	12,500	31,540	44,486	189,946
Office and general administration	4,196	6,049	20,686	17,756	188,712
Product development	-	-	-	-	876,451
Salaries and management fees	50,939	72,411	176,984	227,556	1,179,228
Stock-based compensation	3,833	-	23,000	-	70,533
Travel and entertainment	(6,469)	24,894	9,152	59,082	193,163
Web and graphic design	2,935	22,299	10,860	60,587	124,575
Write-down of assets and liabilities - net	-	2,864	-	2,864	(24,514)

NET AND COMPREHENSIVE LOSS FOR THE PERIOD	$80,156	$427,980	$1,320,833	$847,487	$4,596,711

NET LOSS PER SHARE - basic and diluted	$0.00	$0.00	$0.01	$0.01

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING - basic and diluted	91,636,022	$88,162,471	91,115,875	87,673,557

The accompanying notes are an integral part of these interim consolidated financial statements.

WESTERN STANDARD ENERGY CORP.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

			Cumulative from
			October 16, 2003
	Nine Months Ended May 31,		(Inception) to
	2009	2008	May 31, 2009

CASH FLOW FROM OPERATING ACTIVITIES
Net loss	$(1,320,833)	$(847,487)	$(4,596,711)
Non-cash items included in net loss
Impairment of oil and gas properties (Note 2)	960,551		960,551
Write-down of accounts payable	-	-	30,374
Write-down of assets	-	-	5,860
Depreciation	1,298	810	11,842
Stock issued for services	23,000	-	70,533
Changes in non-cash working capital
Other receivables	1,428	(9,180)	(457)
Prepaid expenses	11,887	(8,853)	17,116
Accounts payable and accrued liabilities	(13,390)	(67,104)	(68,185)

Net cash used in operating activities	(336,059)	(931,814)	(3,569,077)

CASH FLOW FROM INVESTING ACTIVITIES
Restricted cash		-	-
Purchase of equipment	-	(6,030)	(20,287)
Expenditures on oil and gas properties	(38,727)	(559,514)	(703,242)

Net cash used in investing activities	(38,727)	(565,544)	(723,529)

CASH FLOW FROM FINANCING ACTIVITIES
Unpaid amounts from related parties	123,806	8,530	1,269,917
Issuance of common shares for cash	180,000	1,540,000	2,670,000
Net cash acquired on recapitalization	-	-	351,636

Net cash provided by financing activities	303,806	1,548,530	4,291,553

INCREASE (DECREASE) IN CASH	(70,980)	51,172	(1,053)

CASH, BEGINNING	69,927	3,475	-

CASH (OVERDRAFT), ENDING	$(1,053)	$54,647	$(1,053)

SUPPLEMENTARY INFORMATION

Cash paid for:
Interest	$1,733	$7,494	$33,549
Income taxes	$-	$-	$-

Non-cash financing and investing activities:
Loans converted to common stock	$-	$-	$879,842
Oil and gas property purchased for common stock	$-	$-	$450,000

The accompanying notes are an integral part of these interim consolidated financial statements.

WESTERN STANDARD ENERGY CORP.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
May 31, 2009
(Unaudited)

1.           BASIS OF PRESENTATION

The unaudited interim consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial reporting and the rules and regulations of the Securities and Exchange Commission. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended August 31, 2008 included in the Company’s Annual Report on From 10-K filed with the Securities and Exchange Commission. The unaudited interim financial statements should be read in conjunction with the financial statements included in Form 10-K. In the opinion of management, all adjustments considered necessary for fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine months ended May 31, 2009 are not necessarily indicative of the results that may be expected for the year ending August 31, 2009.

2.           OIL AND GAS PROPERTIES

The Company’s unproven oil and gas properties are as follows:

	May 31,	August 31,
	2009	2008
Starbuck East Shallow Gas Assembly,
Valley County, Montana
Acquisition costs	$450,000	$450,000
Exploration costs	510,551	481,824
	960,551	931,824
Less: Provision for impairment	(960,551)	-
	-	931,824
Lodgepole Reef Oil and Gas Prospects,
Stark and Slope Counties, North Dakota
Acquisition costs	152,691	142,691

Bakken Oil Shale Prospects,
Stark County, North Dakota
Acquisition costs	40,000	40,000

Total Costs	$192,691	$1,114,515

Starbuck East Shallow Gas Prospects - Valley County, Montana

In October 2008, the Company paid an additional $28,726 to Coastal Petroleum Company (“CPC”) for test well completion. Since the test well did not confirm commercial gas quantities in the target formation, management considered the possibility of drilling a second test well in 2009 once access restrictions by the Bureau of Land Management were removed and subject to agreement with CPC to modify terms of the original farmout agreement dated August 30, 2007.

Since the Company was unable to reach agreement with CPC to modify terms of the agreement, the Company decided not to drill a second test well and accordingly considered its interest in the Starbuck East Shallow Gas Prospects to be permanently impaired.

Lodgepole Reef-Bakken Oil and Gas Prospects - Stark and Slope Counties, North Dakota

On November 3, 2008, the Company paid $10,000 to East Dickinson Oil and Gas Company (“EDOG”) for the assignment leases, Nine of the leases have a 12.5% royalty to the State of North Dakota and two of them, a 16.7% royalty, all payable to the State.

The Company now has a working interest in seven Lodgepole Reef oil prospects and one Bakken oil-shale prospect within the Williston Basin for a total acquisition cost of $152,691.

Bakken Oil-Shale Prospects – Stark County, North Dakota

On May 6, 2008, the Company entered into an agreement with Oil For America (“OFA”) to identify and acquire up to 4 Bakken Oil-Shale prospects at a cost yet to be determined. The Company exercised its option on 1 of the Bakken prospects and paid $40,000 to OFA on July 31, 2008. On October 10, 2008, the leases contained herein were assigned to the Company with a 100% working interest, subject to landowner royalties and a 20% back-in working interest for OFA after royalty payout.

3.           RELATED PARTY TRANSACTIONS

At May 31, 2009, the Company owed $153,806 (August 31, 2008 - $30,000) to related parties, including $114,656 to a director and $24,000 to a former director. The amounts are unsecured, non-interest bearing and have no fixed terms of repayment. During the nine months ended May 31, 2009, $176,984 in salaries and management fees to related parties were accrued and charged to the consolidated statement of operations of which $117,656 was unpaid.

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

5.           COMMITMENTS

(i)

Effective December 1, 2008, the Company changed it’s commitment to certain consultants performing the part-time roles of Senior Vice-President Exploration, Senior Vice-President Business Development and Vice-President Land from annual renewable fixed price agreements to hourly rates for specific work performed. In addition, 750,000 stock options are due on their first anniversary dates following implementation of a stock option plan

(ii)

The Company is committed under informal annual renewable agreements to its Advisory Board. Stock-based compensation comprised of 500,000 shares of Company stock payable annually on the respective anniversary dates of their agreements and 250,000 stock options to be granted on their first anniversary dates following implementation of a Company stock option plan.

Since there is no performance commitment under these informal agreements, the measurement date occurs when the Advisory Boards’ performance is completed. Since each month end is deemed to be a date of performance completion, the shares are measured using the month end share price per guidance from EITF No. 96-18.

Under this arrangement,, $68,083 has been accrued to May 31, 2009 as an obligation to issue 500,000 common shares. To date, these shares have not been issued; the agreements have not been renewed; and the related stock options have not been granted.

6.           SUBSEQUENT EVENT

Effective June 23, 2009, 500,000 units were issued at a price of $0.03 per unit for cash consideration of $15,000. Each unit consists of one common share and one non-transferable share purchase warrant entitling the holder to purchase one additional common share at $0.06 per share for a period of three years. No value was attributed to the warrants issued as part of the unit placement.

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

Corporate Overview

We are an Exploration Stage company, as defined by Financial Accounting Standards Board Statement No.7 and Securities and Exchange Commission Industry Guide 7. Our principle business is the acquisition, exploration, and, if warranted, development of prospective oil and gas properties.

We were incorporated in the State of Nevada on February 2, 2005 under the name Comtrix Inc. From incorporation until June 2005, we were in the business of developing fingerprint recognition products for residential buildings in China. Our management determined that the business did not present the best opportunity for our company to realize value for our shareholders and, we abandoned this business plan and focused on the identification of other suitable business opportunities and/or business combinations.

On June 23, 2006, we completed a share exchange with Lusora Corp. and changed our name from “Comtrix Inc.” to “Lusora Healthcare Systems Inc.” We changed the focus of our business plan to wireless personal security and monitoring systems.

In September 2007, we decided to focus our resources on acquiring and exploring oil and gas prospects in Montana and North Dakota. On September 7, 2007, we changed our name from “Lusora Healthcare Systems Inc.” to “Western Standard Energy Corp”.

Oil and Gas Properties

The Company’s unproven oil and gas properties are as follows:

	May 31,	August 31,
	2009	2008
Starbuck East Shallow Gas Assembly,
Valley County, Montana
Acquisition costs	$450,000	$450,000
Exploration costs	510,551	481,824
	960,551	931,824
Less: Provision for impairment	(960,551)	-
	-	931,824
Lodgepole Reef Oil and Gas Prospects,
Stark and Slope Counties, North Dakota
Acquisition costs	152,691	142,691

Bakken Oil Shale Prospects,
Stark County, North Dakota
Acquisition costs	40,000	40,000

Total Costs	$192,691	$1,114,515

Starbuck East Shallow Gas Prospects - Valley County, Montana

In October 2008, we paid an additional $28,726 to Coastal Petroleum Company (“CPC”) for test well completion bringing the total cash spent to $510,550 on this prospect. Since the test well did not confirm commercial gas quantities in the target formation, we considered the possibility of drilling a second test well in Spring 2009 once access restrictions by the Bureau of Land Management were removed and subject to agreement with CPC to modify terms of the original farmout agreement dated August 30, 2007.

Since we were unable to reach agreement with CPC to modify terms of the agreement, we decided not to drill a second test well and accordingly considered our interest in the Starbuck East Shallow Gas Prospects to be permanently impaired resulting in a $960,551 non-cash charge to the consolidated statement of operations during the quarter ended February 28, 2009.

Lodgepole Reef-Bakken Oil and Gas Prospects - Stark and Slope Counties, North Dakota

On November 3, 2008, we paid $10,000 to East Dickinson Oil and Gas Company (“EDOG”) for the assignment of 11 State of North Dakota 4 year lease prospects, located in and around Dickinson, North Dakota, amounting to approximately 750 acres. Nine of the leases have a 12.5% royalty to the State of North Dakota and two of them, a 16.7% royalty, all payable to the State.

We now have a working interest in seven Lodgepole Reef oil prospects and one Bakken oil-shale prospect within the Williston Basin for a total acquisition cost of $152,691.

Bakken Oil-Shale Prospects – Stark County, North Dakota

On May 6, 2008, we entered into an agreement with Oil For America (“OFA”) to identify and acquire up to 4 Bakken Oil-Shale prospects at a cost yet to be determined. The Company exercised its option on 1 of the Bakken prospects and paid $40,000 to OFA on July 31, 2008. On October 10, 2008, the leases contained herein were legally assigned to the Company with a 100% working interest, subject only to landowner royalties and a 20% back-in working interest for OFA after royalty payout.

Because of the declines in gas and oil prices due to on-going deterioration of global economic conditions, we remain primarily in a holding pattern with respect to our oil and gas properties with no planned exploration expenditures on the horizon until signs of improvement are clearly evident. We will continue to monitor the oil & gas market financing possibilities and commercially feasible oil & gas opportunities.

In addition to the comments regarding our prospective properties described above and disclosed in our quarterly financial statements contained herein, we intend to acquire additional oil and gas interests in the future pending recovery of the North American economy in general and oil and gas prices in particular. Management believes that future growth of our company will primarily occur through the acquisition of oil and gas properties following extensive due diligence. However, we may elect to proceed through collaborative agreements, joint venture agreements or other agreements with other experts in the oil and gas industry in order to share expertise and reduce operating costs. The analysis of new property interests will be undertaken by or under the supervision of our management, advisory board and board of directors. Although the oil and gas industry is currently very competitive, management believes that many undervalued prospective properties are available for acquisition and exploration purposes.

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

Anticipated Cash Requirements

Over the next 12 months, we have estimated our minimum cash requirements as follows:
Operating Expenses
Management and consulting fees	$153,000
Professional fees	52,000
General, administration and all other expenses	60,000
$265,000
Oil and gas acquisition and exploration expenditures	50,000

Total	$315,000

As at May 31, 2009, we had a bank overdraft of $1,053 and for the next 12 months estimate minimum cash requirements of $315,000 to fund our on-going operations and possible oil and gas acquisition and exploration activities, depending on timing of the economic recovery in North America. We do not have sufficient funds to meet our plan of operation over the next 12 months and will need to obtain additional financing.

Due to the current financial crisis, there can be no assurance that additional financing will be available when needed or, if available, on commercially reasonable terms. If we are not able to obtain additional financing on a timely basis, we may not be able to meet our obligations as they come due and may be forced to scale down or perhaps even cease business operations.

Liquidity and Capital Resources

The table below shows our working capital position at both May 31, 2009 and our August 31, 2008 year end:

	May 31, 2009	August 31, 2008
Current Assets	$14,991	$98,233
Current Liabilities	(200,575)	(89,106)

Working Capital (Deficiency)	$(185,584)	$9,127

Our working capital decreased by $194,711 during the nine months ended May 31, 2009 primarily due to lower funding than needed despite a significant reduction in our operating expenses.

The table below shows changes in our cash position for the nine months ended May 31, 2009 and 2008:

	Nine Months Ended May 31,
Cash Flows	2009	2008

Net cash used in Operating Activities	$(336,059)	$(931,814)
Net cash used in Investing Activities	(38,727)	(565,544)
Net cash provided by Financing Activities	303,806	1,548,530

Increase (decrease) in cash for the period	$(70,980)	$51,172

Cash, beginning of period	69,927	3,475

Cash (Overdraft), end of period	$(1,053)	$54,647

During the nine months ended May 31, 2009, our cash position decreased by $70,980 compared to an increase of $51,172 in the May 31, 2008 period mainly due to the following:

(i)

Net cash used in operating activities of $336,059 and $931,814 respectively due to net losses incurred in both periods. The net loss in the May 31, 2009 period was offset significantly by the non-cash items pertaining to impairment of oil and gas properties ($960,550) and stock based compensation ($23,000), both of which were not applicable in the May 31, 2008 period.

(ii)	Net cash used in investing activities of $38,727 and $565,544 respectively for the acquisition and exploration of various oil and gas properties.

(iii)	Net cash provided by financing activities of $303,806 and $1,548,530 from both private placement equity financings and compensation accrued but not paid to related parties at May 31, 2009.

Results of Operation

The summary of our results of operations below should be read in conjunction with our unaudited interim financial statements for the three and nine months ended May 31, 2009 included herein.

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

Expenses

The table below shows our operating results for the three and nine months ended May 31, 2009 and 2008:

	Three Months Ended		Nine Months Ended
	May 31		May 31
	2009	2008	2009	2008
Operating Expenses
Management and consulting fees, expenses	$48,303	$102,805	$210,469	$322,922
Professional fees	11,869	29,731	82,302	126,545
Investor communications, transfer agent and media	3,687	283,332	34,165	364,860
General and administration	16,297	9,248	33,346	30,296

Sub-total	$80,156	$425,116	$360,282	$844,623

Impairment of oil and gas properties and other assets	-	2,864	960,550	2,864

Total	$80,156	$427,980	$1,320,832	$847,487

Our operating expenses for the three and six months ended May 31, 2009 decreased by $344,960 and $484,341 respectively compared to the same periods in 2008. The $484,341 net decrease for the nine months ended May 31, 2009 was primarily due to the following:

  $112,453 decrease in management and consulting fees, expenses due to: (i) much lower management fees being much lower since accrued in Pounds Sterling then converted into much lower US$ amount following significant strengthening of the US$ in the 2009 period; (ii) much reduced management travel due to economic downturn; (iii) net of on-going stock-based compensation accrual for Advisory Board members not applicable in 2008. To preserve cash, management has deferred taking compensation payments since December 1, 2008 thereby increasing the amount due to related parties by $123,806 since August 31, 2008.

  $44,243 decrease in professional fees relating to accounting, audit and legal due to much reduced activity levels during the economic downturn.

  $330,695 decrease in investor communications, transfer agent and media expenses due to non-recurring expenses in 2008 related to website design for the new oil & gas exploration business, magazine publications in April and May 2008 for new business introduction purposes and reduced investor communications following the 2009 stock market meltdown.

  $3,050 increase in general and administration expenses primarily due to higher exchange losses from converting Pounds Sterling into stronger US$.

As previously reported, the Starbuck East Shallow Gas Prospect became permanently impaired resulting in a non-cash expense of $960,550 for the nine months ended May 31, 2009 since we were unable to reach agreement with Coastal Petroleum to modify the terms of the original farmout agreement dated August 31, 2007.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial position, revenues and expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

Going Concern

The audited financial statements included in our annual report on Form 10-K were prepared on a going concern basis, which implies that our company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business. Our company has not generated revenues since inception, has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of our company as a going concern is dependent upon: (i) the continued financial support from our shareholders; (ii) the ability of our company to continue raising necessary equity financing to achieve its operating objectives; (iii) confirmation of the resource value of our oil and gas prospects; and (iv) the eventual attainment of profitable operations. As at May 31, 2009, our company has a working capital deficiency of $185,584 and has accumulated losses of $4,596,711 since inception.

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

Application of Critical Accounting Policies

Basis of presentation

The unaudited interim consolidated financial statements of Western Standard have been prepared in accordance with generally accepted accounting principles for interim financial reporting and the rules and regulations of the Securities and Exchange Commission. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended August 31, 2008 included in our Annual Report on From 10-K filed with the Securities and Exchange Commission. The unaudited interim financial statements should be read in conjunction with the financial statements included in Form 10-K. In the opinion of management, all adjustments considered necessary for fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three and nine months ended May 31, 2009 are not necessarily indicative of the results that may be expected for the year ending August 31, 2009.

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

Oil and gas properties

We utilize the full cost method to account for our investment in unproven oil and gas properties. Accordingly, all costs associated with acquisition, exploration and development of oil and gas reserves, including such costs as leasehold acquisition costs, capitalized interest costs relating to unproven properties, geological expenditures, tangible and intangible development costs (including direct internal costs), are capitalized into the full cost pool. When we commence production from established proven oil and gas reserves, capitalized costs, including estimated future costs to develop the reserves and estimated abandonment costs, will be depleted on the units-of-production method using estimates of proven reserves. Investments in unproved properties and major development projects, including capitalized interest if any, are not depleted until proven reserves associated with the projects can be determined. If the future exploration of unproven properties are determined to be uneconomical, the amount of such properties is added to the capital costs to be depleted. As of May 31, 2009, all of our oil and gas properties were unproven and excluded from depletion.

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

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 amends and expands the disclosure requirements of FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities – as amended” (“SFAS 133”), to provide enhanced disclosures about how and why an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for under SFAS 133; and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after May 31, 2009, with early application encouraged. We have reached the conclusion that this will have no impact on our consolidated financial statements.

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

In June 2008, the FASB issued FASB Staff Position No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”). FSP EITF 03-6-1 establishes that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities as defined in Emerging Issues Task Force (“EITF”) Issue No. 03-6, “Participating Securities and the Two-Class Method under FASB Statement No. 128”, and should be included in the computation of earnings per share pursuant to the two-class method as described in Statement of Financial Accounting Standards No. 128, “Earnings per Share”. FSP EITF 03-6-1 iseffective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. All prior-period earnings per share data presented shall be adjusted retrospectively to conform to the provisions of FSP EITF 03-6-1. Early application is not permitted. We are currently evaluating the impact that the adoption of FSP EITF 03-6-1 will have on its consolidated financial statements.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4T. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

As required by paragraph (b) of Rules 13a-15 or 15d-15 under the Securities Exchange Act of 1934, as amended, we are required to maintain and our management is required to evaluate the effectiveness of our company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act). Our management with the participation of our principal executive officer and principal financial officer evaluated the effectiveness our company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly report on Form 10-Q. Based on this evaluation, our management determined that our company’s disclosure controls and procedures were not effective as of May 31, 2009.

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

Since inception, we have incurred aggregate net losses of $4,596,711 from operations. We can offer no assurance that we will ever operate profitably or that we will generate positive cash flow in the future. To date, we have not generated any revenues from our operations. Our history of losses and no revenues raise substantial doubt about our ability to continue as a going concern. We will not be able to generate significant revenues in the future and our management expects acquisitions and exploration expenditures and operating expenses to increase substantially over the next 12 months. As a result, our management expects the business to continue to experience negative cash flow for the foreseeable future and cannot predict when, if ever, our business might become profitable. We will need to raise additional funds, and such funds may not be available on commercially acceptable terms, if at all. If we are unable to raise funds on acceptable terms, we may not be able to execute our business plan, take advantage of future opportunities, or respond to competitive pressures or unanticipated requirements. This may seriously harm our business, financial condition and results of operations.

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

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

ITEM 5. OTHER INFORMATION

Effective July 17, 2009, Julian Lee resigned from our board of directors.  The resignation was not as a result of any disagreements between our company or policies.. Dan Bauer will be our sole officer and director.

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

Dated: July 20, 2009