Form 10-K
period 2009-08-31
Western Standard Energy Corp.
filed 2009-12-14
CIK 1343254

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: August 31, 2009

or
[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

Commission file number: 000-51736

WESTERN STANDARD ENERGY CORP.
(Exact name of registrant as specified in its charter)

Nevada	20-5854735
State or other jurisdiction of	(I.R.S. Employer
incorporation or organization	Identification No.)

2 Sheraton Street, London UK W1F 8BH
(Address of principal executive offices and Zip Code)

Registrant's telephone number, including area code	44 207 479 4800

N/A
(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act

Title of Each Class	Name of each Exchange on which registered
Nil	N/A

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

ii

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]    No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit
and post such files). Yes [   ]    No [   ]

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

52,998,522 shares of common stock at a price of $0.02 per share for an aggregate market value of $1,059,970.44 1

1 The aggregate market value of the voting stock held by non-affiliates is computed by reference to the price at which the common equity was last sold as reported on Yahoo! Finance.

Note.—If a determination as to whether a particular person or entity is an affiliate cannot be made without involving unreasonable effort and expense, the aggregate market value of the common stock held by non-affiliates may be calculated on the basis of assumptions reasonable under the circumstances, provided that the assumptions are set forth in this Form.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or
15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes [   ]     No [   ]

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 92,136,022 shares of common stock outstanding as at December 2, 2009.

DOCUMENTS INCORPORATED BY REFERENCE

Not Applicable

iii

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

As used in this annual report, the terms “we”, “us”, “our” and “Western Standard” mean Western Standard Energy Corp., and our wholly-owned subsidiary, Western Standard Energy Limited, unless otherwise indicated.

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

In general, our lease agreements stipulate five year terms. Bonuses and royalty payments are made on a case-by-case basis consistent with industry standard pricing. Once a well is drilled and if production established, the well is considered “held by production,” meaning the lease continues as long as oil is being produced. Other locations within the drilling unit created for a well may also be drilled at any time with no time limit as long as the lease is held by production. The majority of our North Dakota leases and, where applicable our potential royalty interests, have two years remaining on the terms.

Some of our acreage is subject to joint venture and farm out agreements, and we expect that we will continue to evaluate potential partners and arrangements to develop our positions. The provisions of each relationship are and will be subject to separately negotiated arrangements. We do not rely on any material patents, trademarks, license, franchises, labor contracts or other similar arrangements during our ordinary course of business.

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

The Comprehensive Environmental, Response, Compensation, and Liability Act of 1980 (CERCLA) and comparable state statutes impose strict, joint and several liability on owners and operators of sites and on persons who disposed of or arranged for the disposal of “hazardous substances” found at such sites. It is not uncommon for the neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the hazardous substances released into the environment. The Federal Resource Conservation and Recovery Act (RCRA) and comparable state statutes govern the disposal of “solid waste” and “hazardous waste” and authorize the imposition of substantial fines and penalties for noncompliance. Although CERCLA currently excludes petroleum from its definition of “hazardous substance,” state laws affecting our operations may impose clean-up liability relating to petroleum and petroleum related products. In addition, although RCRA classifies certain oil field wastes as “non-hazardous,” such exploration and production wastes could be reclassified as hazardous wastes thereby making such wastes subject to more stringent handling and disposal requirements.

The Endangered Species Act (ESA) seeks to ensure that activities do not jeopardize endangered or threatened animal, fish and plant species, nor destroy or modify the critical habitat of such species. Under ESA, exploration and production operations, as well as actions by federal agencies, may not significantly impair or jeopardize the species or its habitat. ESA provides for criminal penalties for willful violations of the Act. Other statutes that provide protection to animal and plant species and that may apply to our operations include, but are not necessarily limited to, the Fish and Wildlife Coordination Act, the Fishery Conservation and Management Act, the Migratory Bird Treaty Act and the National Historic Preservation Act. Although we believe that our operations will be in substantial compliance with such statutes, any change in these statutes or any reclassification of a species as endangered could subject the Company to significant expenses to modify our operations or could force the Company to discontinue certain operations altogether.

Employees

We currently have one full time employee, our Chief Executive Officer Dan Bauer. Mr Bauer is responsible for all significant policy-making decisions and has been assisted in the implementation of the Company’s business by our three person advisory board. We do not expect a significant change in the number of full time employees over the next 12 months and will continue using the services of independent consultants and contractors to perform various professional services, particularly in the area of land services and drilling. We believe that this use of third-party service providers will enhance our ability to contain general and administrative expenses during this stage of our development.

Reports to Security Holders

We file reports and other information with the SEC. This annual report on Form 10-K, historical information about our company and other information can be inspected andcopied at the Public Reference Room of the SEC located at Room 1580, 100 F Street, N.E., Washington D.C. 20549. Copies of such materials, including copies of any portion of this annual report on Form 10-K, can be obtained from the Public Reference Room of the SEC at prescribed rates. You can call the SEC at 1-800-SEC-0330 to obtain information on the operation of the Public Reference Room. Such materials may also be accessed electronically by means of the SEC’s home page on the Internet (http://www.sec.gov).

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

Since inception, we have incurred aggregate net losses of $4,713,338 from operations. We can offer no assurance that we will ever operate profitably or that we will generate positive cash flow in the future. To date, we have not generated any revenues from our operations. Our history of losses and no revenues raise substantial doubt about our ability to continue as a going concern. We will not be able to generate significant revenues in the future. As a result, our management expects the business to continue to experience negative cash flow for the foreseeable future and cannot predict when, if ever, our business might become profitable. We will need to raise additional funds, and such funds may not be available on commercially acceptable terms, if at all. If we are unable to raise funds on acceptable terms, we may not be able to execute our business plan, take advantage of future opportunities, or respond to competitive pressures or unanticipated requirements. This may seriously harm our business, financial condition and results of operations.

The current ongoing global economic crisis could lead to an extended recession in the U.S. and around the world. An extended slowdown in economic activity caused by a recession would reduce national and worldwide demand for oil and natural gas and result in lower commodity prices for long periods of time. Prices for oil and natural gas have already decreased significantly from highs in 2008. We have put our exploration programs on hold, which is having a material adverse impact on our business, financial condition and results of operations. If oil and gas prices do not increase before we can no longer afford to pay our debts as they come due, our exploration program will likely never become economically feasible, we will go out of business and investors will lose their entire investment in our company.

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

Capital and credit markets have experienced unprecedented volatility and disruption during 2009 and continue to be unpredictable. Given the current levels of market volatility and disruption, the availability of funds from those markets has diminished substantially. Further, arising from concerns about the stability of financial markets generally and the solvency of borrowers specifically, the cost of accessing the credit markets has increased as many lenders have raised interest rates, enacted tighter lending standards or altogether ceased to provide funding to borrowers.

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

It is unlikely that we will find commercially viable reserves of oil or gas on any of our properties subject to our agreements or any other properties that we acquire rights to in the future. If we do not discover commercially viable reserves of oil and gas, our business would fail and investors would lose all of their investment in our company.

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

If drilling activity increases in North Dakota or elsewhere in the United States in general, a shortage of drilling and completion rigs, field equipment and qualified personnel could develop. These costs have recently increased sharply and could continue to do so. The demand for and wage rates of qualified drilling rig crews generally rise in response to the increasing number of active rigs in service and could increase sharply in the event of a shortage. Shortages of drilling and completion rigs, field equipment or qualified personnel could delay, restrict or curtail our exploration and development operations, which could in turn harm our operating results.

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

Although we have reviewed and evaluated the North Dakota properties subject to our agreements, such review and evaluation might not necessarily reveal all existing or potential problems. This is also true for any future acquisitions made by us. Inspections may not always be performed on every well, and environmental problems, such as groundwater contamination, are not necessarily observable even when an inspection is undertaken. Even when problems are identified, a seller may be unwilling or unable to provide effective contractual protection against all or part of those problems, and we may assume environmental and other risks and liabilities in connection with the acquired properties.

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

Our resident agent for service of process is Business First Formations, Inc., 2470 Wrondel Way Ste 114, Reno, NV 89502

Oil and Gas Properties

Undeveloped Acreage

As of December 14, 2009, we have a total of 14 oil and gas leases with a 100% working interest, in addition to 16 oil and gas leases with royalty interests that range from 3% up to 4.5% . All the leases are in North Dakota. The following table shows our undeveloped acreage and minimum remaining terms of leases and concessions. By “undeveloped acreage,” we mean those lease acres on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and gas regardless of whether or not such acreage contains proved reserves.

Property	Type	Approximate Acreage	Expires
100% of one oil and gas lease in Slope County, North Dakota	US Government Bureau of Land Management Lease	640	January 2011
100% of thirteen oil and gas leases in Stark County, North Dakota	Private Leases	1,120	Between July and October, 2010
100% of seven oil and gas leases in Stark County, North Dakota, making up the Bakken prospect	Private Leases	1,000	Between July and August, 2010
A 3% royalty interest in five oil and gas leases in Stark County, North Dakota	Private Leases	0	March 2011
A 4.5% royalty interest in eleven oil and gas leases in Stark County, North Dakota	State Leases	0	November 2010
Total		2,760

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

(3)

On April 17, 2008, we entered into a memorandum of understanding with Oil For America whereby we will receive a 100% working interest after payout in the Rocheford 27-1 Lodgepole Reef prospect in Stark County for cash consideration of $22,690. This amount was paid following verification by a third party geologist of the potential oil and gas reserves involved. It is expected this prospect will involve three year paid-up leases with a 17% landowner’s royalty and a 12.5% back-on working interest for Oil For America after royalty payout. On November 15, 2009 we entered into a memorandum of understanding with Oil For America whereby we agreed to sell the Rocheford 27-1 Lodgepole Reef prospect in Stark County for cash consideration of $25,000, reserving a 3% over-riding royalty for ourselves. The leases were assigned back to Oil for America on November 23, 2009.

State Lease Prospects, Stark County, North Dakota

On November 3, 2008, we entered into a letter of intent with East Dickinson Oil and Gas Co. for the assignment of 11 State of North Dakota four year oil & gas exploration leases located in and around Dickinson, North Dakota, amounting to approximately 775 acres. Nine of the Leases have a 12.5% royalty and two of the Leases have a 16.7% royalty, all payable to the State. A total of $10,000 was paid for the 11 leases, which were immediately assigned to the Company. On September 18, 2009 we entered into a memorandum of understanding with Oil For America whereby we agreed to sell the 11 State Lease prospects in Stark County for cash consideration of $13,500, reserving a 4.5% over-riding royalty for ourselves. The leases were assigned back to Oil for America on September 18, 2009.

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

Starbuck East Shallow Gas Prospect – Valley County, Montana

On August 22, 2007, we acquired rights to this prospect by issuing 1,500,000 of our common shares valued at $450,000 through the assignment of a farmout agreement that Power Energy Enterprises SA had with Coastal Petroleum Company. The Starbuck East prospect is approximately 42,000 acres in Valley County, Montana. The leases, which make up Starbuck East are owned by Coastal Petroleum Company of Apalachicola, Florida.

On August 30, 2007 we entered into a farmout agreement directly with Coastal Petroleum regarding this prospect, which provides that we may:

(1)	drill four step out wells as soon as possible following completion of a successful test well, of which there is no assurance;

(2)	complete a reserve study;

(3)	obtain financing based upon the reserve study to complete the development of the field; and,

(4)	install pipelines needed to carry the gas to transmission lines.

Under this agreement, we paid 100% of the costs of the test well and associated lease rentals, in return for 100% of the working interest before payout on the test well and 80% of the working interest of the test well after payout.

In October, 2007, we paid $384,000 to Coastal Petroleum for test well drilling and lease rentals following receipt of the required drilling permits from the United States Bureau of Land Management. Additional payments of $97,824 were made from November 2007 to July 2008 for test well activities and a geological engineering report regarding preliminary verification of potential gas resources. On October 21, 2008, a final payment of $26,726 was made to Coastal Petroleum for test well completion costs.

The terms of the farmout agreement required that we pay $1,000,000 to Coastal Petroleum, within 30 days of test well completion, in order to purchase a 50% undivided working interest in all leases owned by Coastal Petroleum. This purchase price was to be paid to Coastal Petroleum in five installments of $200,000 each over the drilling period of the four step-out wells. We and Coastal Petroleum would each be required to pay 50% of the drilling cost of those wells and share revenues equally. We were also given the option to pay Coastal Petroleum a non-refundable $50,000 to extend the election period from 30 to 60 days following test well completion. This amount was to be applied against the first installment of $200,000.

On November 5, 2008, Coastal Petroleum informed us that completion efforts on the Federal 1-19 well were finished, and we were given 30 days to elect to purchase the leases in Starbuck East for $1,000,000. We were advised by Coastal Petroleum that the results of the exploration efforts were inconclusive. We determined that the purchase of the leases was not in the best interests of the company and chose not to purchase them.

We estimated that the next stage of exploration on Starbuck East would require an additional $1,000,000, which would be used to drill three wells, a gathering system, and a tap in to the Northern Border pipeline, the nearest major supply pipeline located approximately 8 miles from the property. This would have been in addition to the $1,000,000 lease acquisition cost payable to Coastal Petroleum, for a total estimated $2,000,000.

Consequently, we decided not to elect to purchase the leases on Starbuck East, and not to pay $1,000,000 to acquire 50% of the leases held by Coastal Petroleum. As a result, we were required to write off our full investment in leases and drilling operations on the Starbuck East prospect, and we took a one-time impairment charge of $960,551.

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

The last sale price of our common stock as reported on Yahoo! Finance on December 8, 2009, was $0.02 per share.

Quarter Ended	Bid High	Bid Low
08/31/2009	$0.042	$0.016
05/29/2009	$0.047	$0.03
02/27/2009	$0.055	$0.015
11/28/2008	$0.185	$0.045
08/29/2008	$0.52	$0.16
05/30/2008	$0.86	$0.402
02/29/2008	$0.63	$0.30
11/30/2007	$0.60	$0.00

Transfer Agent

Our shares of common stock are in registered form. Our transfer agent for our common stock is the Nevada Agency and Trust Company at 50 West Liberty Street, Suite 880, Reno, NV 89501, Tel: 775-322-0626 Fax: 775-322-5623

Holders of Common Stock

As of December 2, 2009, we have 25 registered shareholders holding 92,136,022 shares of our common stock.

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

On September 17, 2008 we issued 1,000,000 units of our securities at a price of $0.15 per unit to one offshore investor pursuant to a private placement subscription agreement dated September 17, 2008. Each unit consists of one share of our common stock and one warrant to purchase additional shares of common stock at a price of $0.30 per warrant share for a period of three years. The investor is an accredited investor, and in issuing the shares we relied on the exemption from the registration requirements of the Securities Act of 1933, as amended, provided by Section 4(2) of the Act and/or by Rule 506 of Regulation D promulgated thereunder.

On February 16, 2009 we issued 600,000 units of our securities at a price of $0.05 per unit to one offshore investor pursuant to a private placement subscription agreement dated February 16, 2009. Each unit consists of one share of our common stock and one warrant to purchase additional shares of common stock at a price of $0.10 per warrant share for a period of three years. The investor is an accredited investor, and in issuing the shares we relied on the exemption from the registration requirements of the Securities Act of 1933, as amended, provided by Section 4(2) of the Act and/or by Rule 506 of Regulation D promulgated thereunder.

On June 23, 2009 we issued 500,000 units of our securities at a price of $0.03 per unit to one offshore investor pursuant to a private placement subscription agreement dated February 16, 2009. Each unit consists of one share of our common stock and one warrant to purchase additional shares of common stock at a price of $0.06 per warrant share for a period of three years. The investor is an accredited investor, and in issuing the shares we relied on the exemption from the registration requirements of the Securities Act of 1933, as amended, provided by Section 4(2) of the Act and/or by Rule 506 of Regulation D promulgated thereunder.

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

Liquidity

Anticipated Cash Requirements

Over the next 12 months, we have estimated our minimum cash requirements as follows:

Operating Expenses
Management and consulting fees	$153,000
Professional fees	52,000
General, administration and all other expenses	60,000
$265,000

Oil and gas acquisition and exploration expenditures	50,000
Total	$315,000

For the 12 months ended August 31, 2009, we recorded a net operating loss of $1,437,460 and have an accumulated deficit of $4,713,338 since inception. As at August 31, 2009, we had cash of ($1,604) and for the next 12 months, management estimates minimum cash requirements of $1,000,000 to fund our on-going operations and planned oil and gas acquisition and exploration activities. Accordingly, we do not have sufficient funds to meet our plan of operation over the next 12 months and will need to obtain further financing.

Our financial condition for the years ended August 31, 2009 and 2008 and the changes between those periods for the respective items are summarized as follows:

Working Capital

Our working capital position as at August 31, 2009 compared to August 31, 2008 and the cash flows for the years then ended are summarized below:

	12 months Ended August 31
	2009	2008
Current Assets	$1,872	$98,233
Current Liabilities	(244,669)	(89,106)
Working Capital (Deficiency)	$(242,797)	$9,127

The decrease in our working capital position was primarily due to the accrual of operating expenses.

Cash Flows

	12 Months Ended August 31
	2009	2008
Net cash used in Operating Activities	$(393,509)	$(1,183,507)
Net cash used in Investing Activities	(38,727)	(670,041)
Net cash provided by Financing Activities	360,705	1,920,000
Increase (Decrease) in Cash during the Year	$(71,531)	$66,452
Cash, Beginning of Year	69,927	3,475
Cash, End of Year	$(1,604)	$69,927

During the years ended August 31, 2009 and 2008:

(i)	We used net cash in operating activities in the amount of $393,509 and 1,183,507 respectively due to the approximate equivalent amount of net losses incurred in both years.

(ii)

We invested cash of $38,727 substantially all related to the acquisition and exploration of various oil and gas prospects in 2009 compared to $670,041 in 2008 due to a decline in activity during the period.

(iii)	We received net cash from various private placement equity financings in the amount of $360,705 in 2009 compared to $1,920,000 in 2008.

Results of Operations

The following summary of our results of operations should be read in conjunction with our audited financial statements for the year ended August 31, 2009 and 2008 which are included herein.

		12 Months Ended August 31
		2009		2008
Revenue	$	Nil	$	Nil
Expenses
Impairment of oil and gas properties		$960,551		0
Management and consulting fees		227,766		$379,069
Professional fees		106,083		158,139
General and office administration		105,918		187,990
Investor relations, transfer agent and media		37,142		408,391
Product development		0		0
Total expenses		$1,437,460		$1,133,589
Net Loss		$(1,437,460)		$(1,133,589)
Oil and gas acquisition and exploration expenditures		$38,727		$664,515

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

Expenses

Our operating expenses for the year ended August 31, 2009 compared to the same period in 2008 increased by the net amount of $303,871 primarily due to unsuccessful well completion operations in the Starbuck East prospect in Valley County, Montana, a $960,551 impairment cost on our oil and gas leases.

Going Concern

The audited financial statements accompanying this report have been prepared on a going concern basis, which implies that our company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business. Our company has not generated revenues since inception, has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of our company as a going concern is dependent upon: (i) the continued financial support from our shareholders; (ii) the ability of our company to continue raising necessary equity financing to achieve its operating objectives; (iii) confirmation of the resource value of our oil and gas prospects; and (iv) the eventual attainment of profitable operations. As at August 31, 2009, our company has working capital of ($1,604) and has accumulated losses of $4,713,338 since inception.

Our independent auditors included an explanatory paragraph in their annual report on our financial statements for the year ended August 31, 2009 regarding concerns about our ability to continue as a going concern. In addition, our financial statements contain further note disclosures in this regard. The continuation of our business plan is dependent upon our ability to continue raising sufficient new capital from equity or debt markets in order to fund our on-going operating losses and oil and gas acquisition and exploration activities. The issuance of additional equity securities could result in a significant dilution in the equity interests of our current stockholders.

Application of Critical Accounting Policies

Basis of presentation

The unaudited interim consolidated financial statements of Western Standard have been prepared in accordance with generally accepted accounting principles for interim financial reporting and the rules and regulations of the Securities and Exchange Commission. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended

August 31, 2009 included in our Annual Report on From 10-K filed with the Securities and Exchange Commission. In the opinion of management, all adjustments considered necessary for fair presentation, consisting solely of normal recurring adjustments, have been made.

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

Oil and gas properties

We utilize the full cost method to account for our investment in unproven oil and gas properties. Accordingly, all costs associated with acquisition, exploration and development of oil and gas reserves, including such costs as leasehold acquisition costs, capitalized interest costs relating to unproven properties, geological expenditures, tangible and intangible development costs (including direct internal costs), are capitalized into the full cost pool. When we commence production from established proven oil and gas reserves, capitalized costs, including estimated future costs to develop the reserves and estimated abandonment costs, will be depleted on the units-of-production method using estimates of proven reserves. Investments in unproved properties and major development projects, including capitalized interest if any, are not depleted until proven reserves associated with the projects can be determined. If the future exploration of unproven properties are determined to be uneconomical, the amount of such properties is added to the capital costs to be depleted. As of August 31, 2009, all of our oil and gas properties were unproven and excluded from depletion.

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

Not Applicable

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Western Standard Energy Corp.

We have audited the accompanying consolidated balance sheets of Western Standard Energy Corp. (an exploration stage company) as of August 31, 2009 and 2008 and the related consolidated statements of operations, stockholders’ deficit and cash flows for the years then ended and the period from October 16, 2003 (Inception) to August 31, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of Western Standard Energy Corp. as of August 31, 2009 and 2008 and the results of its operations and its cash flows for the years then ended and the period from October 16, 2003 (Inception) to August 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has not generated revenues since inception, has incurred losses in developing its business, and further losses are anticipated. The Company requires additional funds to meet its obligations and the costs of its operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in this regard are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ DMCL

DALE MATHESON CARR-HILTON LABONTE LLP
CHARTERED ACCOUNTANTS

Vancouver, Canada
December 14 , 2009

WESTERN STANDARD ENERGY CORP.
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS

	August 31,	August 31,
	2009	2008

ASSETS

CURRENT ASSETS
Cash	$-	$69,927
Other receivables	535	1,885
Prepaid expenses	1,337	26,421
	1,872	98,233

OIL AND GAS PROPERTIES, unproven	192,691	1,114,515
EQUIPMENT, net	-	5,728

	$194,563	$1,218,476

LIABILITIES

CURRENT LIABILITIES
Bank indebtedness	$1,604	$-
Accounts payable and accrued liabilities	51,352	59,106
Due to related parties	191,713	30,000

	244,669	89,106

STOCKHOLDERS' EQUITY (DEFICIT)

COMMON STOCK
Authorized:
2,812,500,000 common shares with a par value of $0.001
Issued and outstanding:
92,136,022 common shares (August 31, 2008 - 90,036,022)	92,136	90,036
ADDITIONAL PAID IN CAPITAL	4,463,029	4,270,129
OBLIGATION TO ISSUE SHARES	108,067	45,083
DEFICIT ACCUMULATED DURING EXPLORATION STAGE	(4,713,338)	(3,275,878)

	(50,106)	1,129,370

	$194,563	$1,218,476

The accompanying notes are an integral part of these consolidated financial statements.

WESTERN STANDARD ENERGY CORP.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS

			Cumulative from
			October 16, 2003
	Years Ended August 31,		(Inception) to
	2009	2008	August 31, 2009

OPERATING EXPENSES
Advertising and promotion	$161	$8,884	$48,670
Audit and accounting fees	62,558	97,499	235,368
Depreciation	1,736	1,123	12,280
Consulting fees and expenses	1,333	16,583	17,916
Foreign exchange loss	9,759	6,921	20,838
Impairment of oil and gas properties	960,551	-	960,551
Interest expense	3,196	11,812	35,012
Interest income	(165)	(947)	(3,716)
Investor communications and transfer agent	22,715	327,228	484,931
Legal fees	43,525	60,640	201,931
Office and general administration	24,763	27,951	192,789
Product development	-	-	876,451
Salaries and management fees	226,433	362,486	1,228,677
Stock-based compensation	56,833	45,083	104,366
Travel and entertainment	9,796	117,537	193,807
Web and graphic design	14,266	81,163	127,981
Write-down of assets and liabilities - net	-	(30,374)	(24,514)

NET LOSS	$1,437,460	$1,133,589	$4,713,338

NET LOSS PER SHARE - basic and diluted	$0.02	$0.01

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING - BASIC AND DILUTED	91,399,036	88,073,697

The accompanying notes are an integral part of these consolidated financial statements.

WESTERN STANDARD ENERGY CORP.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

			Cumulative from
			October 16, 2003
	Years Ended August 31,		(Inception) to
	2009	2008	August 31, 2009

CASH FLOW FROM OPERATING ACTIVITIES
Net loss	$(1,437,460)	$(1,133,589)	$(4,713,338)
Non-cash items included in net loss
Impairment of oil and gas properties	960,551		960,551
Write-down of accounts payable	-	30,374	30,374
Write-down of assets	-	-	5,860
Depreciation	1,736	1,123	12,280
Stock issued for services	56,833	45,083	104,366
Changes in non-cash working capital
Other receivables	1,350	(1,885)	(535)
Prepaid expenses	25,084	(22,870)	30,313
Accounts payable and accrued liabilities	(1,603)	(101,743)	(56,398)

Net cash used in operating activities	(393,509)	(1,183,507)	(3,626,527)

CASH FLOW FROM INVESTING ACTIVITIES
Purchase of equipment	-	(5,526)	(20,287)
Expenditures on oil and gas properties	(38,727)	(664,515)	(703,242)

Net cash used in investing activities	(38,727)	(670,041)	(723,529)

CASH FLOW FROM FINANCING ACTIVITIES
Increase in bank indebtedness	1,604	-	1,604
Unpaid amounts from related parties	165,705	30,000	1,311,816
Issuance of common shares for cash	195,000	1,890,000	2,685,000
Net cash acquired on recapitalization	-	-	351,636

Net cash provided by financing activities	362,309	1,920,000	4,348,452

INCREASE (DECREASE) IN CASH	(69,927)	66,452	(1,604)

CASH, BEGINNING	69,927	3,475	-

CASH, ENDING	$-	$69,927	-

SUPPLEMENTARY INFORMATION

Cash paid for:
Interest	$1,733	$11,812	$33,549
Income taxes	$-	$-	$-

Non-cash financing and investing activities:
Loans converted to common stock	$-	$-	$879,842
Oil and gas property purchased for common stock	$-	$-	$450,000

The accompanying notes are an integral part of these consolidated financial statements.

WESTERN STANDARD ENERGY CORP.
(An Exploration Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
FOR THE PERIOD FROM OCTOBER 16, 2003 TO AUGUST 31, 2009

			Additional	Obligation		Total
	Common Stock		Paid-in	to Issue	Accumulated	Stockholders'
	Shares	Amount	Capital	Shares	Deficit	Deficit
Balance - October 16, 2003 (Date of Inception)	-	$-	$-	$-	$-	$-
Issuance of stock at $0.001 per share	2					-
Net loss					(150,261)	(150,261)
Balance - August 31, 2004	2	-	-	-	(150,261)	(150,261)
Issuance of stock for services at $0.001 per share	26,999,999	27,000	(9,000)			18,000
Issuance of stock for services at $0.001 per share	562,500	563	(188)			375
Net loss					(491,574)	(491,574)
Balance August 31, 2005	27,562,500	27,562	(9,187)	-	(641,835)	(623,460)
Issuance of stock for services at $0.001 per share	4,500,000	4,500	(1,500)			3,000
Issuance of stock for loan conversions at $0.0335 per share	2,812,500	2,813	91,498			94,310
Issuance of stock for loan conversions at $0.0676 per share	11,625,000	11,625	773,907			785,532
Net loss					(336,776)	(336,776)
Balance August 31, 2006	46,500,000	46,500	854,717	-	(978,611)	(77,394)
Cancellation of shares returned to treasury at $0.001 per share	-1,387,500	(1,388)	463			(925)
Issuance of stock for cash at $0.0005 per share	93,750,000	93,750	(43,750)			50,000
Issuance of stock under private placement for cash at $0.333 per share	600,000	600	199,400			200,000
Issuance of stock under private placement for cash at $0.667 per share	862,500	863	574,138			575,000
Cancellation of shares	-54,862,500	(54,863)	54,863
Recapitalization adjustment			(305,127)			(305,127)
Issuance of stock under private placement for cash at $0.667 per share	450,000	450	299,550			300,000
Issuance of stock under private placement for cash at $0.379 per share	528,170	528	199,472			200,000
Issuance of stock under private placement for cash at $0.238 per share	419,463	419	99,581			100,000
Issuance of stock for assignment of farmout agreement at $0.30 per share	1,500,000	1,500	448,500			450,000
Net loss					(1,163,678)	(1,163,678)
Balance August 31, 2007	88,360,133	88,360	2,381,805	-	(2,142,289)	327,876
Issuance of stock under private placement for cash of $0.26 per share	576,923	577	149,423			150,000
Cancellation of stock	(3,234,368)	(3,234)	3,234			-
Issuance of stock under private placement for cash of $0.40 per share	1,600,000	1,600	638,400			640,000
Issuance of stock under private placement for cash of $0.50 per share	1,500,000	1,500	748,500			750,000
Issuance of stock under private placement for cash of $0.30 per share	833,334	833	249,167			250,000
Issuance of stock under private placement for cash of $0.25 per share	400,000	400	99,600			100,000
Obligation to issue shares	-	-	-	45,083	-	45,083
Net loss	-	-	-	-	(1,133,589)	(1,133,589)
Balance August 31, 2008	90,036,022	$90,036	$4,270,129	$45,083	$(3,275,878)	$1,129,370
Issuance of stock under private placement for cash of $0.15 per share	1,000,000	1,000	149,000			150,000
Issuance of stock under private placement for cash of $0.05 per share	600,000	600	29,400			30,000
Issuance of stock under private placement for cash of $0.03 per share	500,000	500	14,500			15,000
Obligation to issue shares				62,984		62,984
Net loss					(1,437,460)	(1,437,460)
Balance August 31, 2009	92,136,022	$92,136	$4,463,029	$108,067	$(4,713,338)	$(50,106)

The accompanying notes are an integral part of these consolidated financial statements.

WESTERN STANDARD ENERGY CORP.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
August 31, 2009

1.        NATURE OF BUSINESS AND CONTINUANCE OF OPERATIONS

Western Standard Energy Corp. (the “Company”) (formerly Lusora Healthcare Systems Inc. and before that Comtrix Inc) was incorporated on February 2, 2005 under the laws of the State of Nevada. Effective June 23, 2006, the Company merged with Lusora Corp., a private Nevada corporation, for the sole purpose of effecting a name change to Lusora Healthcare Systems Inc. to better reflect the intended future direction and business of the Company at that time.

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

Going concern
These consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles, on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at August 31, 2009, the Company was in the exploration stage; had a working capital deficiency of $242,797; and has incurred losses since inception of $4,713,338. Further losses are anticipated in the development of its business and there can be no assurance that the Company will be able to achieve or maintain profitability. The continuing operations of the Company and the recoverability of the carrying value of its assets depends upon the ability of the Company to obtain necessary financing to fund its on-going working capital requirements and exploration activities, and upon future profitable operations. The accompanying financial statements do not include any adjustments relative to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty. There is no assurance that equity or debt capital will be available as necessary to meet the Company’s capital requirements or, if the capital is available, that it will be on terms acceptable to the Company. The issuances of additional equity securities by the Company may result in significant dilution in the equity interests of its current shareholders. Obtaining commercial loans, assuming those loans would be available, will increase the Company's liabilities and future cash commitments. If the Company is unable to obtain financing in the amounts and on terms deemed acceptable, the business and future success may be adversely affected.

2.        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation and consolidation
These consolidated financial statements and related notes are presented in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) and are expressed in US dollars. The Company is in the exploration stage and has not realized any revenues from its planned operations to date. These financial statements include the accounts of the Company and its wholly-owned United Kingdom subsidiary, Western Standard Energy Limited. All inter-company transactions and account balances have been eliminated on consolidation.

Use of estimates and assumptions
The preparation of financial statements in conformity with US GAAP requires the Company to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates, judgments and assumptions. The actual results experienced by the Company may differ materially from the Company’s estimates. To the extent there are material differences, future results may be affected. Estimates used in preparing these financial statements include the carrying value of oil and gas properties and the fair value of stock-based compensation.

Financial instruments
The carrying amounts of the Company’s financial instruments, which include cash, bank indebtedness other receivables, accounts payable and amounts due to related parties, approximated their fair values at August 31, 2009 and 2008, due to the short-term nature of these instruments.

Oil and gas properties
The Company utilizes the full cost method to account for its investment in oil and gas properties. Accordingly, all costs associated with acquisition, exploration and development of oil and gas reserves, including such costs as leasehold acquisition costs, capitalized interest costs relating to unproven properties, geological expenditures, tangible and intangible development costs (including direct internal costs), are capitalized into the full cost pool. When the Company commences production from established proven oil and gas reserves, capitalized costs, including estimated future costs to develop the reserves and estimated abandonment costs, will be depleted on the units-of-production method using estimates of proven reserves. Investments in unproved properties and major development projects, including capitalized interest if any, are not depleted until proven reserves associated with the projects can be determined. If the future, exploration of unproven properties are determined to be uneconomical, the amount of such properties is added to the capital costs to be depleted. As of August 31, 2009, all of the Company’s oil and gas properties were unproven and excluded from depletion.

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

Foreign currency translation
The functional and reporting currency of the Company is the United States dollar. The financial statements of the United Kingdom subsidiary are translated into United States dollars in accordance using period-end rates of exchange for assets and liabilities, and period-average rates of exchange for revenues and expenses. Foreign currency transaction gains (losses) and translation gains (losses) are included in current operations. The Company has not, to the date of these financials statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

Income taxes
The Company uses the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on temporary differences between the financial statement and tax basis of assets and liabilities and net operating loss and credit carry forwards using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the year that includes the enactment date. Valuation allowances are established when it is more likely than not that some portion of the deferred tax assets will not be realized.

Loss per share
Basic loss per share is calculated by dividing net loss by the weighted average number of shares outstanding during the year. Diluted loss per share gives effect to all potentially dilutive common shares outstanding during the period. The computation of diluted loss per share does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect on loss per share.

Comprehensive income (loss)
Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Other than reported net income (loss), comprehensive income (loss) includes foreign currency translation adjustments and unrealized gains and losses on available-for-sale investments, which are disclosed in the accompanying consolidated statements of stockholders’ deficit as comprehensive income (loss).

Goodwill, Other Intangibles and Long-Lived Assets
The Company evaluates impairment by comparing the estimated fair value of each reporting unit to its carrying value. The Company estimates fair value using the income approach of discounting future cash flows. The carrying value of intangible assets and other long-lived assets are reviewed on a regular basis for the existence of facts or circumstances that may suggest impairment. At August 31, 2009, the Company has recognized an impairment of its oil and gas properties (see Note 3).

Asset retirement obligations
The Company records the fair value of an asset retirement obligation as a liability in the period in which it incurs an obligation associated with the retirement of tangible long-lived assets resulting from the acquisition, construction, development and/or normal use of these assets. At August 31, 2009, no asset retirement obligation has been recognized.

Share-based compensation
The Company accounts for share-based compensation using the fair value-based method and compensation cost is recognized over the period that service is required in order to receive the benefit.

New accounting pronouncement and Policies
Other than as described below, no new accounting pronouncement issued or effective during the fiscal year has had or is expected to have a material impact on the consolidated financial statements.

Business Combinations
In December 2007, there was new guidance issued on business combinations. The guidance revises the method of accounting for a number of aspects of business combinations, including acquisition costs, contingencies, the impacts of partial and step-acquisitions (including the valuation of net assets attributable to non-acquired minority interests) and post acquisition exit activities of acquired businesses. The new guidance will be effective for us beginning September 1, 2009 primarily affecting the accounting for subsequent acquisitions. Management does do not believe the adoption of the new guidance will have a material effect on the financial position, results of operations or cash flows of the Company.

3.        OIL AND GAS PROPERTIES

The Company’s unproven oil and gas properties are as follows:

	August 31,	August 31,
	2009	2008
(a) Starbuck East Shallow Gas Prospect,
Valley County, Montana
Acquisition costs	$450,000	$450,000
Exploration costs	510,551	481,824
	960,551	931,824
Less: Provision for impairment	(960,551)	-
	-	931,824
(b) Lodgepole Reef Oil and Gas Prospects,
Stark and Slope Counties, North Dakota
Acquisition costs	152,691	142,691

(c) Bakken Oil Shale Prospects,
Stark County, North Dakota
Acquisition costs	40,000	40,000
Total Costs	$192,691	$1,114,515

(a)        Starbuck East Shallow Gas Prospects - Valley County, Montana

In October 2008, the Company paid an additional $28,727 to Coastal Petroleum Company (“CPC”) for test well completion. Test well did not confirm commercial gas quantities in the target formation. Since the Company was unable to reach an agreement with CPC to modify the terms of the farmout agreement, the Company decided not to drill a second test well and accordingly considered its interest in the Starbuck East Shallow Gas Prospects to be impaired.

(b)        Lodgepole Reef-Bakken Oil and Gas Prospects - Stark and Slope Counties, North Dakota

The Company purchased a working interest in seven Lodgepole Reef oil prospects, one Bakken oil-shale prospect and eleven gas prospects within the Williston Basin of North Dakota for a total acquisition cost of $152,691 as follows:

(i) During the year ended March 31, 2008, Company paid $40,000 to Oil For America LLC (“OFA”) for the assignment of two leases in the Lodgepole Reef prospects of Stark County. The leases are paid-up for three years and the Company is entitled to a 100% working interest subject only to 17.5% landowner royalty and a 12.5% back-in working interest for OFA after royalty payout. If the Company drills both lease prospects, OFA has agreed to identify eight additional Lodgepole Reef prospects for the Company under the same terms.

During the year ended April 30, 2008, the Company paid $80,000 to CPC for the assignment of four leases in the Lodgepole Reef prospects of Slope County. The leases are paid-up for three years and the Company is entitled to a 100% working interest subject only to 20% landowner royalty and a 20% back-in working interest for CPC after royalty payout.

(ii) On April 26, 2008, the Company paid $22,691 to OFA for the assignment of five leases in Stark County. The leases are paid-up for three years and the Company is entitled to a 100% working interest subject only to 17% landowner royalty and a 12.5% back-in working interest for OFA after royalty payout. Subsequent to August 31, 2009, the Company transferred all of these leases back to OFA for proceeds of $25,000 plus a 3% overriding royalty on future production from most but not all of the leases.

(iii) On November 6, 2008, the Company paid $10,000 to East Dickinson Oil and Gas Company (“EDOG”) for the assignment of eleven leases, of which nine have a 12.5% royalty and two have a 16.7% royalty, all payable to the State of North Dakota. Subsequent to August 31, 2009, the Company sold all of these leases back to EDOG for proceeds of $13,500 plus a 4.5% overriding royalty on future production.

(c)        Bakken Oil-Shale Prospects – Stark County, North Dakota

On July 31, 2008, the Company exercised its option on one of four Bakken Reef lease prospects in Stark County and paid $40,000 to OFA. This lease is paid-up for three years and the Company is entitled to a 100% working interest subject only to 5% landowner royalties and a 20% back-in working interest for OFA after royalty payout.

4.        RELATED PARTY TRANSACTIONS

At August 31, 2009, the Company owed $191,713 (August 31, 2008 - $30,000) to related parties. The amounts are unsecured, non-interest bearing and have no fixed terms of repayment. During the year ended August 31, 2009, $226,433 (2008 - $362,486) in salaries and management fees paid to directors and officers were accrued and charged to the consolidated statement of operations.

All related party transactions are conducted in the ordinary course of business and measured at the exchange amount, which is the consideration established and agreed to by the related parties.

5.        COMMON STOCK

(a)       Common Shares

At August 31, 2009, the authorized common stock of the Company was 2,812,500,000 voting shares with $0.001 par value of which 92,136,022 were issued and outstanding after giving effect to a one and one-half for one forward stock split (1.5:1) of its authorized, issued and outstanding common stock on September 7, 2007.

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

(xi)

As a partial financing fee regarding the placement agent agreement dated July 14, 2008. The Company issued a retainer of 150,000 warrants exercisable into 150,000 common shares of the Company at a price of $0.31 per warrant for a period of two years and valued at $24,434 using the Black-Scholes option pricing model.

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

During the year ended August 31, 2009, the changes in common stock were as follows:

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

(iii)

Effective June 23, 2009, 500,000 units were issued at a price of $0.03 per unit for cash consideration of $15,000. Each unit consists of one common share and one non-transferable share purchase warrant entitling the holder to purchase one additional common share at $0.06 per share for a period of three years. No value was attributed to the warrants issued as part of the unit placement.

(b)        Obligation to Issue Shares

At August 31, 2009, the Company had an obligation to issue 1,805,000 shares as follows:

	$	Shares

For stock-based compensation to a former 3-person advisory board	$101,917	1,500,000
For debt settlement with a former consultant	6,150	305,000
	$108,067	1,805,000

The above stock-based compensation was accrued as an obligation to issue shares based on month end share prices calculated from the commencement date of the respective agreements. Since there was no performance commitment under these agreements, the measurement date occurred when the advisory boards’ performance was completed.

(c)        Share Purchase Warrants

At August 31, 2009 the Company had 8,557,890 share purchase warrants outstanding (August 31, 2008 – 7,320,390) entitling the holder to purchase common shares on a one-for-one basis. The following table provides continuity of the share purchase warrants issued and outstanding during the year ended August 31, 2009:

			Number of			Number of
			Shares			Shares
		Exercise	Issuable at	Issued		Issuable at
Issue Date	Expiry Date	Price	August 31, 2008		Expired	August 31, 2009

Sept 25, 2006	Sept 25, 2008	$1.33	750,000		(750,000)	-
Nov 9, 2006	Nov 9, 2008	$1.33	112,500		(112,500)	-
Feb 15, 2007	Feb 15, 2010	$1.00	450,000			450,000
May 17, 2007	May17, 2010	$0.57	528,170			528,170
Jul 24, 2007	Jul 24, 2010	$0.36	419,463			419,463
Sept 10, 2007	Sept 10, 2010	$0.39	576,923			576,923
Oct 10, 2007	Oct 10, 2010	$0.60	1,100,000			1,100,000
Nov 5, 2007	Nov 5, 2010	$0.60	500,000			500,000
Dec 24, 2007	Dec 24, 2010	$0.75	200,000			200,000
Feb 1, 2008	Feb 1, 2011	$0.75	500,000			500,000
Mar 14, 2008	Mar 14, 2011	$0.75	300,000			300,000
Apr 30, 2008	Apr 30, 2011	$0.75	500,000			500,000
Jun 11, 2008	Jun 11, 1011	$0.60	500,000			500,000
Jul 17, 2008	Jul 17, 2010	$0.31	150,000			150,000
Jul 22, 2008	Jul 22, 2011	$0.60	333,334			333,334
Aug 4, 2008	Aug 4, 2011	$0.50	400,000			400,000
Sept 19, 2008	Sept 19, 2011	$0.30		1,000,000		1,000,000
Feb 17, 2009	Feb 17, 2012	$0.10		600,000		600,000
Jun 23, 2009	Jun 23, 2012	$0.06		500,000		500,000

	Totals		7,320,390	2,100,000	(862,500)	8,557,890

The weighted average exercise price and remaining life of the share purchase warrants is $0.51 and 1.3 years, respectively.

6.        INCOME TAXES

The parent Company is subject to income taxes in the US and its wholly-owned subsidiary is subject to income taxes in the United Kingdom. As of August 31, 2009, both the Company and its subsidiary had accumulated non-capital loss carry-forwards of approximately $3,940,000 of which $3,524,000 pertained to the US and $416,000 to the UK. These losses are available to reduce taxable income in future taxation years and begin to expire in 2024 after a carry forward period of 20 years. The Company is required to compute the deferred tax benefits from non-capital loss carry-forwards. However, due to the uncertainty of realization of these loss carry-forwards, a full valuation allowance has been provided against this deferred tax asset.

At August 31, 2009 and 2008, the components of the deferred tax asset, the statutory tax rate, the effective tax rate and the elected amount of the valuation allowance are shown below:

	August 31,	August 31,
	2009	2008

Non-capital tax loss carry forwards	$3,940,000	$3,523,000
Statutory tax rate	35%	35%
Effective tax rate	-	-
Deferred tax asset	1,379,000	1,233,000
Less: valuation allowance	(1,379,000)	(1,233,000)
Net deferred tax asset	$–	$–

7.        SUBSEQUENT EVENTS

(i)       Effective September 18, 2009, the Company re-assigned eleven gas prospect leases in North Dakota to East Dickinson Oil and Gas Company for proceeds of $13,500 plus a 4.5% overriding royalty on future production, if any, realizing a gain of $3,500 over original cost.

(ii)      Effective November 15, 2009, the Company re-assigned five Lodgepole Reef oil prospect leases in North Dakota back to OFA for proceeds of $25,000 plus a 3% overriding royalty on future production from most of the leases, if any.

(iv)      Subsequent to August 31, 2009, the Company reached an agreement to settle its obligation to issue shares in the amount of $108,067 in exchange for payment of $3,075 cash.

Subsequent events were evaluated up to the date of the Company’s filing on December 14, 2009.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL MATTERS

None

ITEM 9A(T). CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by paragraph (b) of Rules 13a-15 or 15d-15 under the Exchange Act, our management, with the participation of our principal executive and principal financial officer, evaluated our company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our company's reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our company's reports filed under the Exchange Act is accumulated and communicated to our principal executive and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

(3)	insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines; and,

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

Our Management, including our principal executive officer and principal financial officer, conducted an evaluation of the design and operation of our internal control over financial reporting as of August 31, 2009 based on the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, our management concluded that there are weaknesses in our internal controls over financial reporting. As is indicative of many small companies, the lack of segregation of duties and effective risk assessment were identified as areas where weaknesses existed. Our company is taking steps to augment and improve the design of our internal controls over financial reporting.

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

During the period covered by this annual report on Form 10-K, we have not been able to remediate the weaknesses identified above. We plan to implement changes in internal control over financial reporting during our fiscal year ending August 31, 2010 in order to mitigate existing weaknesses.

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

ITEM 9B OTHER INFORMATION

1.

Effective November 30, 2009, Julian Lee resigned from our board of directors. The resignation was not as a result of any disagreements between our company or our policies. Dan Bauer is now our sole officer and director.

2.

On September 18, 2009, we entered into an agreement with East Dickinson Oil and Gas Co. to sell a package of 11 State of North Dakota oil & gas exploration leases in and around Dickinson, North Dakota for $13,500. Those leases were originally acquired in November 3, 2008 for $10,000. We attach the agreement as an exhibit to this annual report on Form 10-K.

3.

On November 15, 2009 we entered into an agreement with Oil For America Exploration, LLC to sell the leases making up the Rocheford 27-1 Lodgepole prospect for $25,000, and on November 23, 2009 we assigned those leases to Oil For America Exploration, LLC. Under the same agreement, Oil For America Exploration LLC also has an option to acquire a number of other oil and gas leases from us for $125,000, and if that option is not elected, will expire on December 12, 2009. We attach the agreement as an exhibit to this annual report Form 10-K.

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

Directors and Officers

Name	Position Held with our Company	Age	Date First Elected or Appointed
Dan Bauer	President, Secretary, Treasurer and sole Director	37	May 18, 2006

Significant Employees

Name	Position Held with our Company	Age	Date Appointed
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

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that all filing requirements applicable to our officers, directors and greater than 10% beneficial owners were complied with, with the exception of the following:

Name	Number of Late Reports	Number of Transactions Not Reported on a Timely Basis	Failure to File Requested Forms
Dan Bauer	Nil	Nil	Nil
Julian Lee	Nil	Nil	Nil
Joseph Bauer	Nil	Nil	Nil

Code of Ethics

We have not yet adopted a Code of Ethics but intend to do so in the near future.

Corporate Governance

Dan Bauer is our sole director and officer. He is not independent as the term is used in

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

Audit Committee and Audit Committee Financial Expert

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

Other Committees

All proceedings of our board of directors for the year ended August 31, 2009 were conducted by resolutions consented to in writing by our directors and filed with the minutes of the proceedings of the board of directors. Our company currently does not have nominating, compensation or audit committees or committees performing similar functions nor does our company have a written nominating, compensation or audit committee charter. Our board of directors believes it is not necessary to have such committees for the reasons indicated above.

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

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation

The particulars of compensation paid to the following persons:

(a)	our principal executive officer;
(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended August 31, 2009 and 2008; and
(c)

up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the most recently completed financial year, who we will collectively refer to as the named executive officers, for our year ended August 31, 2009, are set out in the following summary compensation table:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Dan Bauer, President, CEO, CFO, Treasurer & Secretary	2009 2008	$188,411 $250,178	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	25,618 28,029	214,029 278,075
Julian Lee former CFO [1]	2009 2008	$3,000 $36,000	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	$3,000 $36,000

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

In the spring of 2008, we entered into agreements with three Advisory Board members for a combined total of 500,000 common shares of the Company and 250,000 stock options per year in lieu of cash, renewable on an annual basis by mutual consent. The granting of stock options depends upon the approval and implementation of a stock option plan for the Company. Effective November 30, 2009, all three advisory board members resigned, waiving their right to have shares and/or stock options. The resignations were not as a result of any disagreements between our company or policies.

Director Compensation Policy

Directors of our company may be paid for their expenses incurred in attending each meeting of the directors. In addition to expenses, directors may be paid a sum for attending each meeting of the directors or may receive a stated salary as director. No payment precludes any director from serving our company in any other capacity and being compensated for such service. During the year ended August 31, 2009, we did not pay any compensation or grant any stock options to our directors.

___________________________________________
1 Mr. Lee resigned as CFO on September 30, 2008

Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Dan Bauer	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Julian Lee [2]	Nil	Nil	Nil	Nil	Nil	Nil	Nil

Outstanding equity awards at fiscal year-end

As at August 31, 2009, we had not adopted any equity compensation plan and no stock, options, or other equity securities were awarded to our executive officers except as listed below.

	Option awards					Stock awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares of units of stock that have not vested ($)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Dan Bauer	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Julian Lee	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil

Option exercises and stock vested table.

None of our directors, officers or employees has exercised their stock options.

OPTION EXERCISES AND STOCK VESTED
	OPTION AWARDS		STOCK AWARDS
Name (a)	Number of Shares Acquired on Exercise (#) (b)	Value Realized on Exercise ($) (c)	Number of Shares Acquired on Vesting (#) (d)	Value Realized on Vesting ($) (e)
Dan Bauer	Nil	Nil	Nil	Nil
Julian Lee	Nil	Nil	Nil	Nil

Re-pricing of Options/SARS

None.

__________________________________________
2 Mr. Lee resigned as director on November 30, 2009

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities authorized for issuance under equity compensation plans

We have not adopted a stock option plan and have not granted any stock options.

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	Nil	Nil	Nil
Equity compensation plans not approved by security holders	Nil	Nil	Nil
Total	Nil	Nil	Nil

Security ownership of certain beneficial owners

	Name and address of	Amount and nature of		Percent of
Title of class	beneficial owner	beneficial ownership		class [3]
common	Joseph Bauer	11,625,000	direct	12.62%
stock	46 Arnheim Wharf
London England E14 3VQ

Security ownership of management

	Name and address of	Amount and nature of	Percent of
Title of class	beneficial owner	beneficial ownership	class [3]
common	Dan Bauer	27,512,500	29.86%
stock	111 Second Avenue West
Williston ND 58801

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

________________________________________
3 Percentage of ownership is based on 92,136,022 common shares issued and outstanding as of December 2, 2009.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fees

For the years ended August 31, 2009 and 2008, the aggregate fees billed by Dale Matheson Carr-Hilton Labonte LLP for professional services rendered for the quarterly reviews and annual audit of our consolidated financial statements included in our quarterly reports on Form 10Q and our annual report on Form 10-K were:

	Year Ended August 31, 2009	Year Ended August 31, 2008
Audit Fees and Audit Related Fees		$28,000
Income Tax Fees		Nil
All Other Fees		Nil
Total		$28,000

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Exhibits required by Item 601 of Regulation S-K:

Exhibit No.	Description
(3)	Articles of Incorporation and By-laws
3.1	Articles of Incorporation (attached as an exhibit to our Registration Statement on Form SB-2, filed on November 2, 2005)
3.2	Bylaws (attached as an exhibit to our Registration Statement on Form SB-2, filed on November 2, 2005)

Exhibit No.	Description
3.3	Articles of Merger (attached as an exhibit to our current report on Form 8-K filed on June 28, 2006)
3.4	Certificate of Change (attached as an exhibit to our current report on Form 8-K filed on June 28, 2006)
3.5	Certificate of Change (attached as an exhibit to our current report on Form 8-K filed on July 7, 2007)
3.6	Articles of Merger (attached as an exhibit to our current report on Form 8-K filed on July 7, 2007)
3.7	Articles of Merger (attached as an exhibit to our annual report on Form 10-KSB filed on December 14, 2007)
(4)	Instruments defining rights of security holders, including indentures
4.1	Specimen ordinary share certificate (attached as an exhibit to our Registration Statement on Form SB-2, filed on November 2, 2005)
(10)	Material Contracts
10.1	Form of Subscription Agreement (attached as an exhibit to our current report on Form 8-K filed on September 26, 2006)
10.2	Promissory Note (attached as an exhibit to our current report on Form 8-K filed on October 3, 2006)
10.3	Lease Agreement (attached as an exhibit to our current report on Form 8-K filed on November 29, 2006)
10.4	Form of Subscription Agreement (attached as an exhibit to our current report on Form 8-K filed on November 29, 2006)
10.5	Share Exchange Agreement (attached as an exhibit to our current report on Form 8-K filed on November 29, 2006)
10.6	Share Issuance Agreement with Global (attached as an exhibit to our current report on Form 8- K filed on May 15, 2007)
10.7	Letter of Intent (attached as an exhibit to our current report on Form 8-K filed on May 17, 2007)
10.8	Private Placement Subscription Agreement (attached as an exhibit to our current report on Form 8-K filed on May 23, 2007)
10.9	Office Lease and Services Agreement (attached as an exhibit to our quarterly report on Form 10- QSB filed on July 16, 2007)
10.10	Assignment Agreement between Power Energy Enterprises SA and Lusora Healthcare Systems Inc. (attached as an exhibit to our current report on Form 8-K filed on September 4, 2007)
10.11	Farmout Agreement between Coastal Petroleum Company and Lusora Healthcare Systems Inc. (attached as an exhibit to our current report on Form 8-K filed on September 4, 2007)
10.12	Private Placement Subscription Agreement (attached as an exhibit to our current report on Form 8-K filed on October 16, 2007)
10.13	Warrant Certificate (attached as an exhibit to our current report on Form 8-K filed on October 16, 2007)
10.14	Private Placement Subscription Agreement (attached as an exhibit to our current report on Form 8-K filed on November 11, 2007)
10.15	Warrant Certificate (attached as an exhibit to our current report on Form 8-K filed on November 11, 2007)
10.16	Memorandum of Understanding with Coastal Petroleum, dated November 29, 2007, signed December 4 (attached as an exhibit to our current report on Form 8-K filed on December 11, 2007)
10.17	Letter from Western Standard Energy Corp. to Coastal Petroleum Company, dated November 28, 2007 (attached as an exhibit to our current report on Form 8-K filed on December 11, 2007)
10.18	Assignment Agreement between Coastal Petroleum Company and Western Standard Energy Corp., dated November 7, 2007 (attached as an exhibit to our current report on Form 8-K filed on December 11, 2007)
10.19	Farmout Agreement between Oil For America and Western Standard Energy Corp., dated November 9, 2007 (attached as an exhibit to our current report on Form 8-K filed on December 11, 2007)
10.20	Assignment Agreement between Oil For America and Western Standard Energy Corp., dated November 7, 2007 (attached as an exhibit to our current report on Form 8-K filed on December 11, 2007)
10.21	Farmout Agreement between Coastal Petroleum Company and Western Standard Energy Corp., dated December 11, 2007 (attached as an exhibit to our annual report on Form 10-KSB filed on December 14, 2007)

Exhibit No.	Description
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

10.25	Memorandum of Intent with Oil For America dated April 17, 2008 (attached as an exhibit to our current report on Form 8-K filed on April 21, 2008)
10.26	Share Issuance Agreement dated May 6, 2008 with Infinity Energy Investments Limited (attached as an exhibit to our current report on Form 8-K filed on May 8, 2008)
10.27	Memorandum of Intent dated May 6, 2008 with Oil for America (attached as an exhibit to our quarterly report on Form 10-QSB filed on July 15, 2008)
10.28	Letter of Intent with East Dickinson Oil and Gas Co. dated October 31, 2008 (attached as an exhibit to our current report on Form 8-K filed on November 10, 2008)
10.29	Assignment Agreement with East Dickinson Oil and Gas Co., dated November 3, 2008 (attached as an exhibit to our annual report on Form 10-K filed on December 15, 2008)
10.30	Assignment Agreement with Stark County Oil & Gas Co., dated November 3, 2008 (attached as an exhibit to our annual report on Form 10-K filed on December 15, 2008)
10.31*	Assignment Agreement with East Dickinson Oil & Gas Co., dated September 18, 2009
10.32*	Assignment Agreement with Oil For America LLC., dated November 15, 2009
(21)	List of Subsidiaries
21.1	Western Standard Energy Limited, incorporated in the UK
(31)	Section 302 Certification
31.1*	Certification Statement pursuant to Section 302 of the Sarbanes- Oxley Act of 2002
(32)	Section 906 Certification
32.1*	Certification Statement pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002
99.1	Great Northern Gas Company – Starbuck East Prospect Valley Co., Montana Geological Report dated February 2, 2005 (attached as an exhibit to our current report on Form 8-K filed on May 15, 2008)
99.2	Letter from Richard Robertson dated September 25, 2007 verifying the contents of the February 2, 2005 Geological Report (attached as an exhibit to our current report on Form 8-K filed on May 15, 2008)

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

Dated: December 14, 2009