Form 10-Q
period 2009-11-30
Western Standard Energy Corp.
filed 2009-12-17
CIK 1343254

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2009

or
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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date 92,136,022 shares of common stock are issued and outstanding as of December 16, 2009.

iii

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WESTERN STANDARD ENERGY CORP.
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS

	November 30,	August 31,
	2009	2009

ASSETS

CURRENT ASSETS
Cash	$2,734	$-
Other receivables	968	535
Prepaid expenses	758	1,337
	4,460	1,872

OIL AND GAS PROPERTIES, unproven	160,000	192,691

	$164,460	194,563

LIABILITIES

CURRENT LIABILITIES
Bank indebtedness	-	$1,604
Accounts payable and accrued liabilities	41,337	51,352
Due to related parties	238,143	191,713

	279,480	244,669

STOCKHOLDERS' EQUITY

COMMON STOCK
Authorized:
2,812,500,000 common shares with a par value of $0.001
Issued and outstanding:
92,136,022 common shares (August 31, 2009 - 92,136,022)	92,136	92,136
ADDITIONAL PAID IN CAPITAL	4,463,029	4,463,029
OBLIGATION TO ISSUE SHARES	-	108,067
DEFICIT ACCUMULATED DURING EXPLORATION STAGE	(4,670,185)	(4,713,338)

	(115,020)	(50,106)

	$164,460	$194,563

The accompanying notes are an integral part of these consolidated financial statements.

WESTERN STANDARD ENERGY CORP.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS

			Cumulative from
			October 16, 2003
	Three Months Ended November 30,		(Inception) to
	2009	2008	November 30, 2009

OPERATING EXPENSES
Advertising and promotion	$-	$73	$48,670
Audit and accounting fees	6,765	32,029	242,133
Depreciation	-	440	12,280
Consulting fees and expenses	-	1,333	17,916
Foreign exchange loss	2,948	871	23,786
Gain on disposal of oil and gas properties	(5,810)	-	(5,810)
Impairment of oil and gas properties	-	-	960,551
Interest expense	833	774	35,845
Interest income	-	(142)	(3,716)
Investor communications and transfer agent	993	16,956	485,924
Legal fees	4,795	25,493	206,726
Office and general administration	3,064	8,346	195,853
Product development	-	-	876,451
Salaries and management fees	54,406	74,871	1,283,083
Stock-based compensation	-	14,584	104,366
Travel and entertainment	-	14,000	193,807
Web and graphic design	1,608	4,927	129,589
Write-down of assets and liabilities - net	(7,763)	-	(24,514)
Loss before other items	(61,839)	(194,555)	(4,782,940)

Gain on settlement of debt	104,992	-	104,992

NET AND COMPREHENSIVE INCOME (LOSS)	43,153	$(194,555)	$(4,677,948)

NET (INCOME) LOSS PER SHARE - basic and diluted	$0.00	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING - basic and diluted	92,136,022	90,596,462

The accompanying notes are an integral part of these consolidated financial statements.

WESTERN STANDARD ENERGY CORP.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

			Cumulative from
			October 16, 2003
	Three Months Ended November 30,		(Inception) to
	2009	2008	November 30, 2009

CASH FLOW FROM OPERATING ACTIVITIES
Net income (loss)	$43,153	$(194,555)	$(4,670,185)
Non-cash items included in net loss:
Impairment of oil and gas properties	-	-	960,551
Gain on disposal of oil and gas properties	(5,810)	-	(5,810)
Write-down of accounts payable	-	-	30,374
Write-down of assets	-	-	5,860
Depreciation	-	440	12,280
Gain on settlement of debt	(104,992)	14,584	(626)
Changes in non-cash working capital:
Other receivables	(433)	581	(968)
Prepaid expenses	579	4,124	30,892
Accounts payable and accrued liabilities	(13,089)	(8,502)	(69,487)

Net cash used in operating activities	(80,592)	(183,328)	(3,707,119)

CASH FLOW FROM INVESTING ACTIVITIES
Purchase of equipment	-	-	(20,287)
Expenditures on oil and gas properties	-	(38,726)	(703,242)
Proceeds on sale of oil and gas properites	38,500		38,500

Net cash used in investing activities	38,500	(38,726)	(685,029)

CASH FLOW FROM FINANCING ACTIVITIES
Amounts due to related parties	46,430	18,592	1,358,246
Issuance of common shares	-	150,000	2,685,000
Bank indebtedness	(1,604)
Net cash acquired on recapitalization	-	-	351,636

Net cash provided by financing activities	44,826	168,592	4,394,882

INCREASE (DECREASE) IN CASH	2,734	(53,462)	2,734

CASH, BEGINNING	-	69,927	-

CASH , ENDING	$2,734	$16,465	$2,734

SUPPLEMENTARY INFORMATION

Cash paid for:
Interest	$833	$774	$33,549
Income taxes	$-	$-	$-

Non-cash financing and investing activities:
Loans converted to common shares	$-	$-	$879,842
Oil and gas property purchased for common shares	$-	$-	$450,000

The accompanying notes are an integral part of these consolidated financial statements.

WESTERN STANDARD ENERGY CORP.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
November 30, 2009
(Unaudited)

1.        BASIS OF PRESENTATION

The unaudited interim consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial reporting and the rules and regulations of the Securities and Exchange Commission. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended August 31, 2009 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission. The unaudited interim financial statements should be read in conjunction with the financial statements included in Form 10-K. In the opinion of management, all adjustments considered necessary for fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended November 30, 2009 are not necessarily indicative of the results that may be expected for the year ending August 31, 2010.

Subsequent events were evaluated up to the date of the Company’s filing on December 16, 2009.

2.        The Company’s unproven oil and gas properties are as follows:

	November 30,	August 31,
	2009	2009
(a) Starbuck East Shallow Gas Prospects,
Valley County, Montana

Acquisition and exploration costs	$960,551	$960,551
Less: Provision for impairment	(960,551)	(960,551)
	-	-
(b) Lodgepole Reef-Bakken Oil and Gas Prospects,
Stark and Slope Counties, North Dakota

Acquisition costs, August 31, 2009	152,691	142,691
Sale of 11 leases (b)(i)	(10,000)	-
Sale of 5 leases (b) (ii)	(22,691)	-
Acquisition costs, November 30, 2009	120,000	142,691

(c) Bakken Oil Shale Prospects,
Stark County, North Dakota

Acquisition costs	40,000	40,000

Total Costs	$160,000	$192,691

(a)        Starbuck East Shallow Gas Prospects - Valley County, Montana

The Company paid a total of $960,551 in acquisition and exploration costs for the Starbuck East Shallow Gas Prospects in Valley County, Montana. Since the Company was unable to reach agreement with Coastal Petroleum Company (“CPC”) to modify terms of the farmout agreement , the Company decided not to drill a second test well and therefore considered its interest in the Starbuck East Shallow Gas Prospects permanently impaired.

(b)        Lodgepole Reef-Bakken Oil and Gas Prospects - Stark and Slope Counties, North Dakota

During the year ended August 31, 2008, the Company purchased a working interest in eleven Lodgepole Reef oil prospects and eleven gas prospects within the Williston Basin of North Dakota for a total acquisition cost of $152,691. During the three months ended November 30, 2009, the Company sold some of its interests in the prospect areas as follows;

(i)	On September 18, 2009, the Company sold all 11 gas leases back to East Dickinson Oil and Gas Company for proceeds of $13,500 plus a 4.5% overriding royalty on future production, if any.

(ii)	On November 23, 2009, the Company sold five leases for proceeds of $25,000 plus a 3% overriding royalty on future production, if any.

At November 30, 2009, the Company has remaining lease rights to six Lodgepole Reef Prospects which were purchased during the year ended August 31, 2008 as follows:

(i)

$40,000 was paid to Oil for America (“OFA”) for the assignment of two leases in the Lodgepole Reef prospects of Stark County. The leases are paid-up for three years and the Company is entitled to a 100% working interest subject only to 17.5% landowner royalty and a 12.5% back-in working interest for OFA after royalty payout. If the Company drills both lease prospects, OFA has agreed to identify eight additional Lodgepole Reef prospects for the Company with the same terms.

(ii)

$80,000 was paid to CPC for the assignment of four leases in the Lodgepole Reef prospects of Slope County. The leases are paid-up for three years and the Company is entitled to a 100% working interest subject only to a 20% landowner royalty and a 20% back-in working interest for CPC after royalty payout.

(c)        Bakken Oil-Shale Prospects – Stark County, North Dakota

On July 31, 2008, the Company exercised its option on one of four Bakken Reef lease prospects in Stark County and paid $40,000 to OFA for the assignment of the Wolf 21-1 prospect. This lease is paid-up for three years and the Company is entitled to a 100% working interest subject only to 5% landowner royalties and a 20% back-in working interest for OFA after royalty payout.

3.        RELATED PARTY TRANSACTIONS

At November 30, 2009, the Company owed $238,143 (August 31, 2009 - $191,713) to related parties, including $214,143 to a director and $24,000 to a former director. These amounts are unsecured, non-interest bearing and have no fixed terms of repayment. During the three months ended November 30, 2009, $54,406 (November 30, 2008 - $74,871) in salaries and management fees were accrued to related parties and charged to operations.

Also during the three months ended November 30, 2009, the Company reached an agreement to settle its obligation to issue shares to former advisors and a consultant in the amount of $108,067 in exchange for payment of $3,075 cash, resulting in a gain on settlement of $104,992.

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

Oil and Gas Properties

The Company’s unproven oil and gas properties are as follows:

	November 30,	August 31,
	2009	2009
Starbuck East Shallow Gas Assembly,
Valley County, Montana
Acquisition costs	$-	$450,000
Exploration costs	-	510,551
	-	960,551
Less: Provision for impairment	-	(960,551)

Lodgepole Reef Oil and Gas Prospects,
Stark and Slope Counties, North Dakota
Acquisition costs	120,000	152,691

Bakken Oil Shale Prospects,
Stark County, North Dakota
Acquisition costs	40,000	40,000

Total Costs	$160,000	$192,691

Starbuck East Shallow Gas Assembly, Valley County, Montana

During the 3 years prior to year ending August 31 2009, the Company paid a total of $960,551 in acquisition and exploration costs for the Starbuck East Shallow Gas Prospects in Valley County, Montana. Since the Company was unable to reach agreement with Coastal Petroleum to modify terms of the original farmout agreement, and accordingly considered its interest in the Starbuck East Shallow Gas Prospects permanently impaired during the year ending August 31, 2009.

Lodgepole Reef-Bakken Oil and Gas Prospects - Stark and Slope Counties, North Dakota

On November 3, 2008, we paid $10,000 to East Dickinson Oil and Gas Company (“EDOG”) for the assignment of 11 State of North Dakota 4 year lease prospects, located in and around Dickinson, North Dakota, amounting to approximately 750 acres. Nine of the leases have a 12.5% royalty to the State of North Dakota and two of them, a 16.7% royalty, all payable to the State. On September 18, 2009 we entered into a memorandum of understanding with Oil For America whereby we agreed to sell the 11 State Lease prospects in Stark County for cash consideration of $13,500, reserving a 4.5% over-riding royalty for ourselves. The leases were assigned back to Oil for America on September 18, 2009 and we realized a gain of $3,500 on the transaction.

On April 17, 2008, we entered into a memorandum of understanding with Oil For America whereby we were to receive a 100% working interest after payout in the Rocheford 27-1 Lodgepole Reef prospect in Stark County for cash consideration of $22,690. On November 15, 2009 we entered into a memorandum of understanding with Oil For America whereby we agreed to sell the Rocheford 27-1 Lodgepole Reef prospect in Stark County for cash consideration of $25,000, reserving a 3% over-riding royalty for ourselves. The leases were assigned back to Oil for America on November 23, 2009 and we realized a gain of $2,310 on the transaction.

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

We now have a 100% working interest in four (4) Lodgepole Reef oil prospects, a 4.5% royalty interest in eleven (11) state lease prospects, a 3% royalty interest in one (1) Lodgepole reef prospect, known as Rocheford 27-1, and a 100% working interest in one (1) Bakken oil-shale prospect, all within the Williston Basin in North Dakota for which we paid a total acquisition cost of $160,000.

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

As at November 30, 2009, we had cash on hand of $2,734 and for the next 12 months estimate minimum cash requirements of $315,000 to fund our on-going operations and possible oil and gas acquisition and exploration activities, depending on timing of the economic recovery in North American. We do not have sufficient funds to meet our plan of operation over the next 12 months and will need to obtain additional financing.

Due to the current financial crisis, there can be no assurance that additional financing will be available when needed or, if available, on commercially reasonable terms. If we are not able to obtain additional financing on a timely basis, we may not be able to meet our obligations as they come due and may be forced to scale down or perhaps even cease business operations.

Liquidity and Capital Resources

The table below shows our working capital position at both November 30, 2009 and our August 31, 2009 year-end:

	Nov 30, 2009	August 31, 2009
Current Assets	$4,460	$1,872
Current Liabilities	(279,480)	(244,669)

Working Capital (Deficiency)	$(275,020)	$(242,797)

Our working capital decreased by $32,223 during the three months ended November 30, 2009 primarily due to legal, audit, and accounting expenses related to the year-end audit for period ending August 31, 2009, in addition to the accrual of management overhead expenses.

The table below shows changes in our cash position for the three months ended November 30, 2009 and 2008:

	Three Months Ended November 30
Cash Flows	2009	2008
Net cash used in Operating Activities	$(80,592)	$(183,328)
Net cash used in Investing Activities	38,500	(38,726)
Net cash provided by Financing Activities	44,826	168,592
Increase (decrease) in cash for the period	$2,734	$(53,462)
Cash, beginning of period	-	69,927
Cash, end of period	$2,734	$16,465

During the three months ended November 30, 2009, our cash position increased by $2,734 compared to an decrease of $53,462 in the November 30, 2008 period mainly due to the following:

(i)	We received net cash from the sale of oil and gas properties in the amount of $38,500 in 2009 compared to the purchase of oil and gas properties in the amount of $38,726 in 2008.

(ii)

We received net cash from financing activities in the amount of $46,430 in 2009 due to the accrual of amounts that remain unpaid to related parties, compared to $168,592, of which $150,000 was related to the issuance of common shares from private placements in the 2008 period.

Results of Operation

The summary of our results of operations below should be read in conjunction with our unaudited interim financial statements for the three months ended November 30, 2009 included herein.

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

Expenses

The table below shows our operating results for the three months ended November 30, 2009:

	Three Months Ended
	November 30
	2009	2008
Operating Expenses
Management and consulting fees, expenses	$(54,406)	$(119,983)
Professional fees	(11,560)	(43,326)
Investor communications, transfer agent and media	(2,601)	(10,288)
General and administration	(6,845)	(21,958)

Gain from settlement of debt	104,992	-
Gain on write-down of liabilities	7,763	-
Gain on disposal of oil and gas properties	5,810	-

Net Income (Loss) for the Period	$43,153	$(194,555)

Our operating expenses for the three months ended November 30, 2009 decreased by $237,708 compared to the same period in 2008. The $237,708 net decrease for the three months ended November 30, 2009 was primarily due to the following:

  $65,577 decrease in management and consulting fees and expenses due to reduced use of consultants and advisors as a result of reduced activity in the acquisition and exploration of oil and gas properties

  $31,766 decrease in professional fees, $7,687 decrease in investor communications, transfer agent, and media expenses, and $15,113 reduction in general and administration costs, respectively, due to reduced inward investment, as well as reduced activity in the acquisition and exploration of oil and gas properties

  Total unusual gains of $112,755 was primarily due to the waiver of the company’s obligation to issue shares to advisors

  A gain of $5,810 was realized from the sale of oil and gas leases previously acquired

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial position, revenues and expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

Going Concern

The audited financial statements included in our annual report on Form 10-K were prepared on a going concern basis, which implies that our company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business. Our company has not generated revenues since inception, has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of our company as a going concern is dependent upon: (i) the continued financial support from our shareholders; (ii) the ability of our company to continue raising necessary equity financing to achieve its operating objectives; (iii) confirmation of the resource value of our oil and gas prospects; and (iv) the eventual attainment of profitable operations. As at November 30, 2009, our company has a working capital deficiency of $275,020 and has accumulated losses of $4,670,185 since inception.

Our independent auditors included an explanatory paragraph in their annual report on our financial statements for the year ended August 31, 2009 regarding concerns about our ability to continue as a going concern. In addition, our year-end financial statements contain further note disclosures in this regard. The continuation of our business plan is dependent upon our ability to continue raising sufficient new capital from equity or debt markets in order to fund our on-going operating losses and oil and gas acquisition and exploration expenditures. The issuance of additional equity securities could result in a significant dilution in the equity interests of our current stockholders.

Application of Critical Accounting Policies

Basis of presentation

The unaudited interim consolidated financial statements of Western Standard have been prepared in accordance with generally accepted accounting principles for interim financial reporting and the rules and regulations of the Securities and Exchange Commission. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended August 31, 2009 included in our Annual Report on From 10-K filed with the Securities and Exchange Commission. The unaudited interim financial statements should be read in conjunction with the financial statements included in Form 10-K. In the opinion of management, all adjustments considered necessary for fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended November 30, 2009 are not necessarily indicative of the results that may be expected for the year ending August 31, 2010.

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

Oil and gas properties

We utilize the full cost method to account for our investment in unproven oil and gas properties. Accordingly, all costs associated with acquisition, exploration and development of oil and gas reserves, including such costs as leasehold acquisition costs, capitalized interest costs relating to unproven properties, geological expenditures, tangible and intangible development costs (including direct internal costs), are capitalized into the full cost pool. When we commence production from established proven oil and gas reserves, capitalized costs, including estimated future costs to develop the reserves and estimated abandonment costs, will be depleted on the units-of-production method using estimates of proven reserves. Investments in unproved properties and major development projects, including capitalized interest if any, are not depleted until proven reserves associated with the projects can be determined. If the future exploration of unproven properties are determined to be uneconomical, the amount of such properties is added to the capital costs to be depleted. As of November 30, 2009, all of our oil and gas properties were unproven and excluded from depletion.

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

Recent accounting pronouncements

Other than as described below, no new accounting pronouncement issued or effective during the fiscal period has had or is expected to have a material impact on the consolidated financial statements.

FAS 162, The Hierarchy of Generally Accepted Accounting Principles – In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS No. 162”). SFAS No. 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (GAAP) for nongovernmental entities. SFAS No. 162 is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts – An interpretation of FASB Statement No. 60”. SFAS 163 requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. It also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities, and requires expanded disclosures about financial guarantee insurance contracts. It is effective for financial statements issued for fiscal years beginning after December 15, 2008, except for some disclosures about the insurance enterprise’s risk-management activities. SFAS 163 requires that disclosures about the risk-management activities of the insurance enterprise be effective for the first period beginning after issuance. Except for those disclosures, earlier application is not permitted. This new pronouncement is not expected to have a material effect on the Company’s financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4T. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

As required by paragraph (b) of Rules 13a-15 or 15d-15 under the Securities Exchange Act of 1934, as amended, we are required to maintain and our management is required to evaluate the effectiveness of our company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act). Our management with the participation of our principal executive officer and principal financial officer evaluated the effectiveness our company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly report on Form 10-Q. Based on this evaluation, our management determined that our company’s disclosure controls and procedures were not effective as of November 30, 2009.

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

Since inception, we have incurred aggregate net losses of $4,670,185 from operations. We can offer no assurance that we will ever operate profitably or that we will generate positive cash flow in the future. To date, we have not generated any revenues from our operations. Our history of losses and no revenues raise substantial doubt about our ability to continue as a going concern. We will not be able to generate significant revenues in the future and our management expects acquisitions and exploration expenditures and operating expenses to increase substantially over the next 12 months. As a result, our management expects the business to continue to experience negative cash flow for the foreseeable future and cannot predict when, if ever, our business might become profitable. We will need to raise additional funds, and such funds may not be available on commercially acceptable terms, if at all. If we are unable to raise funds on acceptable terms, we may not be able to execute our business plan, take advantage of future opportunities, or respond to competitive pressures or unanticipated requirements. This may seriously harm our business, financial condition and results of operations.

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

We intend to drill test wells on the North Dakota properties subject to our agreements. There can be no assurance that our future drilling activities will be successful. We may not recover all or any portion of our capital investment in the wells. Unsuccessful drilling activities would have a material adverse effect upon our results of operations and financial condition and would likely result in the ultimate failure of our business operations. The cost of drilling, completing, and operating wells is often uncertain, and a number of factors can delay or prevent drilling operations including: (i) unexpected drilling conditions; (ii) pressure or irregularities in formation; (iii) equipment failures or accidents; (iv) adverse weather conditions; and (v) shortages or delays in availability of drilling rigs and delivery of equipment.

It is unlikely that we will find commercially viable reserves of oil or gas on any of the North Dakota properties subject to our farmout agreement or any other properties that we acquire rights to in the future. If we do not discover commercially viable reserves of oil and gas, our business would fail and investors would lose all of their investment in our company.

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

If drilling activity increases in North Dakota or in the north-western United States generally, a shortage of drilling and completion rigs, field equipment and qualified personnel could develop. These costs have recently increased sharply and could continue to do so. The demand for and wage rates of qualified drilling rig crews generally rise in response to the increasing number of active rigs in service and could increase sharply in the event of a shortage. Shortages of drilling and completion rigs, field equipment or qualified personnel could delay, restrict or curtail our exploration and development operations, which could in turn harm our operating results.

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

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Exhibits required by Item 601 of Regulation S-K:

Exhibit No.	Description
(3)	Articles of Incorporation and By-laws
3.1	Articles of Incorporation (attached as an exhibit to our Registration Statement on Form SB-2, filed on November 2, 2005)
3.2	Bylaws (attached as an exhibit to our Registration Statement on Form SB-2, filed on November 2, 2005)
3.3	Articles of Merger (attached as an exhibit to our current report on Form 8-K filed on June 28, 2006)
3.4	Certificate of Change (attached as an exhibit to our current report on Form 8-K filed on June 28, 2006)
3.5	Certificate of Change (attached as an exhibit to our current report on Form 8-K filed on July 7, 2007)
3.6	Articles of Merger (attached as an exhibit to our current report on Form 8-K filed on July 7, 2007)
3.7	Articles of Merger (attached as an exhibit to our annual report on Form 10-KSB filed on December 14, 2007)
(4)	Instruments defining rights of security holders, including indentures
4.1	Specimen ordinary share certificate (attached as an exhibit to our Registration Statement on Form SB- 2, filed on November 2, 2005)
(10)	Material Contracts
10.1	Form of Subscription Agreement (attached as an exhibit to our current report on Form 8-K filed on September 26, 2006)
10.2	Promissory Note (attached as an exhibit to our current report on Form 8-K filed on October 3, 2006)
10.3	Lease Agreement (attached as an exhibit to our current report on Form 8-K filed on November 29, 2006)
10.4	Form of Subscription Agreement (attached as an exhibit to our current report on Form 8-K filed on November 29, 2006)
10.5	Share Exchange Agreement (attached as an exhibit to our current report on Form 8-K filed on November 29, 2006)
10.6	Share Issuance Agreement with Global (attached as an exhibit to our current report on Form 8- K filed on May 15, 2007)
10.7	Letter of Intent (attached as an exhibit to our current report on Form 8-K filed on May 17, 2007)
10.8	Private Placement Subscription Agreement (attached as an exhibit to our current report on Form 8-K filed on May 23, 2007)
10.9	Office Lease and Services Agreement (attached as an exhibit to our quarterly report on Form 10- QSB filed on July 16, 2007)
10.10	Assignment Agreement between Power Energy Enterprises SA and Lusora Healthcare Systems Inc. (attached as an exhibit to our current report on Form 8-K filed on September 4, 2007)

Exhibit No.	Description
10.11	Farmout Agreement between Coastal Petroleum Company and Lusora Healthcare Systems Inc. (attached as an exhibit to our current report on Form 8-K filed on September 4, 2007)
10.12	Private Placement Subscription Agreement (attached as an exhibit to our current report on Form 8-K filed on October 16, 2007)
10.13	Warrant Certificate (attached as an exhibit to our current report on Form 8-K filed on October 16, 2007)
10.14	Private Placement Subscription Agreement (attached as an exhibit to our current report on Form 8-K filed on November 11, 2007)
10.15	Warrant Certificate (attached as an exhibit to our current report on Form 8-K filed on November 11, 2007)
10.16	Memorandum of Understanding with Coastal Petroleum, dated November 29, 2007, signed December 4 (attached as an exhibit to our current report on Form 8-K filed on December 11, 2007)
10.17	Letter from Western Standard Energy Corp. to Coastal Petroleum Company, dated November 28, 2007 (attached as an exhibit to our current report on Form 8-K filed on December 11, 2007)
10.18	Assignment Agreement between Coastal Petroleum Company and Western Standard Energy Corp., dated November 7, 2007 (attached as an exhibit to our current report on Form 8-K filed on December 11, 2007)
10.19	Farmout Agreement between Oil For America and Western Standard Energy Corp., dated November 9, 2007 (attached as an exhibit to our current report on Form 8-K filed on December 11, 2007)
10.20	Assignment Agreement between Oil For America and Western Standard Energy Corp., dated November 7, 2007 (attached as an exhibit to our current report on Form 8-K filed on December 11, 2007)
10.21	Farmout Agreement between Coastal Petroleum Company and Western Standard Energy Corp., dated December 11, 2007 (attached as an exhibit to our annual report on Form 10-KSB filed on December 14, 2007)
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

10.25	Memorandum of Intent with Oil For America dated April 17, 2008 (attached as an exhibit to our current report on Form 8-K filed on April 21, 2008)
10.26	Share Issuance Agreement dated May 6, 2008 with Infinity Energy Investments Limited (attached as an exhibit to our current report on Form 8-K filed on May 8, 2008)
10.27	Memorandum of Intent dated May 6, 2008 with Oil for America (attached as an exhibit to our quarterly report on Form 10-QSB filed on July 15, 2008)
10.28	Letter of Intent with East Dickinson Oil and Gas Co. dated October 31, 2008 (attached as an exhibit to our current report on Form 8-K filed on November 10, 2008)
10.29	Assignment Agreement with East Dickinson Oil and Gas Co., dated November 3, 2008 (attached as an exhibit to our annual report on Form 10-K filed on December 15, 2008)
10.30	Assignment Agreement with Stark County Oil & Gas Co., dated November 3, 2008 (attached as an exhibit to our annual report on Form 10-K filed on December 15, 2008)
10.31	Assignment Agreement with East Dickinson Oil & Gas Co., dated September 18, 2009 (attached as an exhibit to our annual report on Form 10-K filed on December 14, 2009)
10.32	Assignment Agreement with Oil For America LLC., dated November 15, 2009 (attached as an exhibit to our annual report on Form 10-K filed on December 14, 2009)
(21)	List of Subsidiaries
21.1	Western Standard Energy Limited, incorporated in the UK
(31)	Section 302 Certification
31.1*	Certification Statement pursuant to Section 302 of the Sarbanes- Oxley Act of 2002
(32)	Section 906 Certification

Exhibit No.	Description
32.1*	Certification Statement pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002
99.1	Great Northern Gas Company – Starbuck East Prospect Valley Co., Montana Geological Report dated February 2, 2005 (attached as an exhibit to our current report on Form 8-K filed on May 15, 2008)
99.2	Letter from Richard Robertson dated September 25, 2007 verifying the contents of the February 2, 2005 Geological Report (attached as an exhibit to our current report on Form 8-K filed on May 15, 2008)

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

Dated: December 16, 2009