Form 10-Q/A
period 2009-11-30
Western Standard Energy Corp.
filed 2009-12-18
CIK 1343254

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment No.1

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

EXPLANATORY NOTE:

We are filing this amended quarterly report on Form 10-Q/A to replace incorrect financial statements that were filed in the original quarterly report on Form 10-Q filed with the SEC on November 16, 2009.  All other information in the Form 10-Q remains the same.

iii

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ESTERN STANDARD ENERGY CORP.
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	November 30,	August 31,
	2009	2009

ASSETS

CURRENT ASSETS
Cash	$2,734	$-
Other receivables	968	535
Prepaid expenses	758	1,337
	4,460	1,872

OIL AND GAS PROPERTIES, unproven	160,000	192,691

	$164,460	194,563

LIABILITIES

CURRENT LIABILITIES
Bank indebtedness	$-	$1,604
Accounts payable and accrued liabilities	41,337	51,352
Due to related parties	238,143	191,713

	279,480	244,669

STOCKHOLDERS' DEFICIT

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

WESTERN STANDARD ENERGY CORP.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

			Cumulative from
			October 16, 2003
	Three Months Ended November 30,		(Inception) to
	2009	2008	November 30, 2009

OPERATING EXPENSES
Advertising and promotion	$-	$73	$48,670
Audit and accounting fees	6,765	32,029	242,133
Depreciation	-	440	12,280
Consulting fees and expenses	-	1,333	17,916
Foreign exchange loss	2,948	871	23,786
Gain on disposal of oil and gas properties	(5,810)	-	(5,810)
Impairment of oil and gas properties	-	-	960,551
Interest expense	833	774	35,845
Interest income	-	(142)	(3,716)
Investor communications and transfer agent	993	16,956	485,924
Legal fees	4,795	25,493	206,726
Office and general administration	3,064	8,346	195,853
Product development	-	-	876,451
Salaries and management fees	54,406	74,871	1,283,083
Stock-based compensation	-	14,584	104,366
Travel and entertainment	-	14,000	193,807
Web and graphic design	1,608	4,927	129,589
Write-down of assets and liabilities - net	(7,763)	-	(32,277)
Loss before other items	(61,839)	(194,555)	(4,775,177)

Gain on settlement of debt	104,992	-	104,992

NET AND COMPREHENSIVE INCOME (LOSS)	$43,153	$(194,555)	$(4,670,185)

NET (INCOME) LOSS PER SHARE - basic and diluted	$0.00	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING - basic and diluted	92,136,022	90,596,462

The accompanying notes are an integral part of these consolidated financial statements.

WESTERN STANDARD ENERGY CORP.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

			Cumulative from
			October 16, 2003
	Three Months Ended November 30,		(Inception) to
	2009	2008	November 30, 2009

CASH FLOW FROM OPERATING ACTIVITIES
Net income (loss)	$43,153	$(194,555)	$(4,670,185)
Non-cash items included in net loss:
Impairment of oil and gas properties	-	-	960,551
Gain on disposal of oil and gas properties	(5,810)	-	(5,810)
Write-down of accounts payable	-	-	30,374
Write-down of assets	-	-	5,860
Depreciation	-	440	12,280
Stock-based compensation	-	14,584	104,366
Gain on settlement of debt	(104,992)	-	(104,992)
Changes in non-cash working capital:
Other receivables	(433)	581	(968)
Prepaid expenses	579	4,124	30,892
Accounts payable and accrued liabilities	(13,089)	(8,502)	(69,487)

Net cash used in operating activities	(80,592)	(183,328)	(3,707,119)

CASH FLOW FROM INVESTING ACTIVITIES
Purchase of equipment	-	-	(20,287)
Expenditures on oil and gas properties	-	(38,726)	(703,242)
Proceeds on sale of oil and gas properites	38,500	-	38,500

Net cash (used in) provided by investing activities	38,500	(38,726)	(685,029)

CASH FLOW FROM FINANCING ACTIVITIES
Amounts due to related parties	46,430	18,592	1,358,246
Issuance of common shares	-	150,000	2,685,000
Bank indebtedness	(1,604)	-	-
Net cash acquired on recapitalization	-	-	351,636

Net cash provided by financing activities	44,826	168,592	4,394,882

INCREASE (DECREASE) IN CASH	2,734	(53,462)	2,734

CASH, BEGINNING	-	69,927	-

CASH, ENDING	$2,734	$16,465	$2,734

SUPPLEMENTARY INFORMATION

Cash paid for:
Interest	$833	$774	$33,549
Income taxes	$-	$-	$-

Non-cash financing and investing activities:
Loans converted to common shares	$-	$-	$879,842
Oil and gas property purchased for common shares	$-	$-	$450,000

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