Form 10-Q
period 2010-02-28
Western Standard Energy Corp.
filed 2010-04-19
CIK 1343254

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                For the quarterly period ended February 28, 2010 or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

        For the transition period from ______________ to ______________

                       Commission File Number: 000-51736

                          WESTERN STANDARD ENERGY CORP.
             (Exact name of registrant as specified in its charter)

           Nevada                                                20-5854735
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

                7 New Road, Second Floor, #6 Belize City, Belize
               (Address of principal executive offices) (Zip Code)

                               Tel: (561) 300-5130
              (Registrant's telephone number, including area code)

                      2 Sheraton Street, London UK W1F 8BH
              (Former name, former address and former fiscal year,
                          if changed since last report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]                        Accelerated filer [ ]
Non-accelerated filer [ ]                          Smaller reporting company [X]
(Do not check if a smaller reporting company)

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date 194,208 shares of common stock are issued and outstanding as of April 12, 2010.

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS...............................................   1

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS..........................................   7

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.........  14

ITEM 4T. CONTROLS AND PROCEDURES............................................  14

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS..................................................  15

ITEM 1A. RISK FACTORS.......................................................  15

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS........  21

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES....................................  21

ITEM 4.  SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS...............  21

ITEM 5.  OTHER INFORMATION..................................................  21

ITEM 6.  EXHIBITS...........................................................  22

SIGNATURES..................................................................  25

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                          Western Standard Energy Corp.
                           CONSOLIDATED BALANCE SHEETS
                         (An Exploration Stage Company)
--------------------------------------------------------------------------------

                                                               February 28,            August 31,
                                                                   2010                   2009
                                                               ------------           ------------
                                                                (Unaudited)
ASSETS

CURRENT ASSETS
  Other receivables                                            $         --           $        535
  Prepaid expenses                                                       --                  1,337
                                                               ------------           ------------
                                                                         --                  1,872

OIL AND GAS PROPERTIES, unproven                                     40,000                192,691
                                                               ------------           ------------

                                                               $     40,000           $    194,563
                                                               ============           ============

LIABILITIES

CURRENT LIABILITIES
  Bank indebtedness                                            $         --           $      1,604
  Accounts payable and accrued liabilities                            9,086                 51,352
  Due to related parties                                                 --                191,713
  Note payable                                                       64,161                     --
                                                               ------------           ------------
                                                                     73,247                244,669
                                                               ------------           ------------

STOCKHOLDERS' DEFICIT

COMMON STOCK
  Authorized:
   200,000,000 common shares with par value of $0.001
  Issued and outstanding:
   192,136 common shares (August 31, 2009 - 92,136)                     192                    115
  ADDITIONAL PAID IN CAPITAL                                      4,670,033              4,555,050
  OBLIGATION TO ISSUE SHARES                                             --                108,067
  SUBSCRIPTION RECEIVABLE                                              (125)                    --
  DEFICIT ACCUMULATED DURING EXPLORATION STAGE                   (4,703,347)            (4,713,338)
                                                               ------------           ------------
                                                                    (33,247)               (50,106)
                                                               ------------           ------------

                                                               $     40,000           $    194,563
                                                               ============           ============


                             See accompanying notes

                          Western Standard Energy Corp.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                         (An Exploration Stage Company)
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                                                                             Cumulative from
                                                Three months    Three months    Six months      Six months   October 16, 2003
                                                   ended           ended          ended           ended       (Inception) to
                                                February 28,    February 28,   February 28,    February 28,    February 28,
                                                    2010            2009           2010            2009            2010
                                                ------------    ------------   ------------    ------------    ------------
GENERAL AND ADMINISTRATIVE EXPENSES
  Advertising and promotion                     $         --    $         --   $         --    $         73    $     48,670
  Audit and accounting fees                           19,235           8,771         26,000          40,800         261,368
  Depreciation                                            --             429             --             869          12,280
  Consulting fees and expenses                            --              --             --           1,333          17,916
  Foreign exchange (gain) loss                            --          (2,176)         2,948          (1,305)         23,786
  Gain on disposal of oil and gas properties              --              --         (5,810)             --          (5,810)
  Impairment of oil and gas properties                    --         960,550             --         960,550         960,551
  Interest expense                                     1,271             384          2,104           1,158          37,116
  Interest income                                         --             (21)            --            (163)         (3,716)
  Investor communications and transfer agent           5,714           5,524          6,707          22,480         491,638
  Legal fees                                           8,807           4,140         13,602          29,633         215,533
  Office and general administration                      508           8,144          3,572          16,490         196,361
  Product development                                     --              --             --              --         876,451
  Salaries and management fees                            --          51,175         54,406         126,046       1,283,083
  Stock-based compensation                                --           4,583             --          19,167         104,366
  Travel and entertainment                                --           1,621             --          15,621         193,807
  Web and graphic design                                  --           2,998          1,608           7,925         129,589
  Write-down of assets and liabilities-net                --              --         (7,763)             --         (32,277)
                                                ------------    ------------   ------------    ------------    ------------
                                                      35,535       1,046,122         97,374       1,240,677       4,810,712
                                                ------------    ------------   ------------    ------------    ------------

LOSS BEFORE OTHER INCOME (EXPENSE)                   (35,535)     (1,046,122)       (97,374)     (1,240,677)     (4,810,712)
  Loss on sale of subsidiary                              --              --             --              --
  Gain on settlement of debt                           2,373              --        107,365              --         107,365
                                                ------------    ------------   ------------    ------------    ------------

NET INCOME (LOSS)                               $    (33,162)   $ (1,046,122)  $      9,991    $ (1,240,677)   $ (4,703,347)
                                                ============    ============   ============    ============    ============

EARNINGS (LOSS) PER SHARE - BASIC AND DILUTED   $      (0.00)   $      (0.01)  $       0.00    $      (0.01)
                                                ============    ============   ============    ============
WEIGHTED AVERAGE NUMBER OF COMMON STOCK
 OUTSTANDING - BASIC AND DILUTED                  79,429,580      91,109,355     66,581,754      90,851,492
                                                ============    ============   ============    ============


                             See accompanying notes

                          Western Standard Energy Corp.
                            STATEMENTS OF CASH FLOWS
                         (An Exploration Stage Company)
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                                                                  Cumulative from
                                                       Six months             Six months          October 16, 2003
                                                         ended                  ended              (Inception) to
                                                      February 28,           February 28,           February 28,
                                                          2010                   2009                   2010
                                                      ------------           ------------           ------------
CASH FLOW FROM OPERATING ACTIVITIES
  Net income (loss)                                   $      9,991           $ (1,240,677)          $ (4,703,347)
  Non-cash items included in net income (loss)
     Impairment of oil and gas properties                       --                960,550                960,551
     Gain on disposal of oil and gas properties             (5,810)                    --                 (5,810)
     Interest                                                1,271                     --                  1,271
     Write-down of accounts payable                             --                     --                 30,374
     Write-down of assets                                   (7,763)                    --                 (1,903)
     Depreciation                                               --                    869                 12,280
     (Gain) loss on settlement of debt                    (107,365)                    --               (107,365)
     Stock issued for service                                   --                 19,167                104,366
  Changes in non-cash working capital
     Receivables                                              (433)                 1,121                   (968)
     Prepaid expenses                                        1,337                  8,933                 31,650
     Accounts payable and accrued liabilities               21,357                 10,820                (35,041)
                                                      ------------           ------------           ------------
NET CASH USED IN OPERATING ACTIVITIES                      (87,415)              (239,217)            (3,713,942)
                                                      ------------           ------------           ------------
INVESTING ACTIVITIES
  Purchase of equipment                                         --                     --                (20,287)
  Expenditures on oil and gas properties                        --                (38,726)              (703,242)
  Proceeds on sale of oil and gas properties                38,500                     --                 38,500
                                                      ------------           ------------           ------------
NET CASH USED IN INVESTING ACTIVITIES                       38,500                (38,726)              (685,029)
                                                      ------------           ------------           ------------
FINANCING ACTIVITIES
  Decrease in bank indebtedness                             (1,604)                    --                     --
  Due to related parties                                    50,519                 62,497              1,362,335
  Issuance of common shares for cash                            --                180,000              2,685,000
  Net cash acquired on recapitalization                         --                     --                351,636
                                                      ------------           ------------           ------------
NET CASH FROM FINANCING ACTIVITIES                          48,915                242,497              4,398,971
                                                      ------------           ------------           ------------

DECREASE IN CASH                                                --                (35,446)                    --
Cash, beginning                                                 --                 69,927                     --
                                                      ------------           ------------           ------------

CASH, ENDING                                          $         --           $     34,481           $         --
                                                      ============           ============           ============

SUPPLEMENTARY INFORMATION

CASH PAID FOR:
  Interest                                            $        833           $         --           $         --
  Income taxes                                        $         --           $         --           $         --
                                                      ============           ============           ============
NON-CASH FINANCING AND INVESTING ACTIVITIES
  Forgiveness of debt                                 $     24,000           $         --           $     24,000
  Loans settled with oil and gas propery interest     $    208,547           $         --           $    209,143
  Loans converted to common shares                    $         --           $         --           $    879,842
  Oil and gas property purchased for common shares    $         --           $         --           $    450,000
                                                      ============           ============           ============


                             See accompanying notes

                          Western Standard Energy Corp.
                         (An Exploration Stage Company)
                    NOTES TO FINANCIAL STATEMENTS DEFICIENCY
                                   (Unaudited)
--------------------------------------------------------------------------------

1. BASIS OF PRESENTATION

     The unaudited interim financial statements of the Company have been prepared in accordance with generally accepted accounting principals ("GAAP") for interim financial reporting and the rules and regulation of the Securities and Exchange Commission. Accordingly, these financial statements do not include all of the disclosures required by GAAP for complete financial statements. These interim unaudited financial statements should be read in conjunction with the Company's audited financial statements for the year ended August 31, 2009. In the opinion of management, the interim unaudited financial statements furnished herein include all adjustments, all of which are of normal recurring nature, necessary for a fair statement of the results of the interim period presented.

     The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

     Operating results for the six month period ended February 28, 2010 are not necessarily indicative of the results that may be expected for the year ending August 31, 2010.

2. OIL AND GAS PROPERTIES

     The Company's unproven oil and gas properties are as follows:

                                                      February 28,    August 31,
                                                         2010           2009
                                                      ----------     ----------
     (a) Lodgepole Reef-Bakken Oil and Gas Prospects,
         Stark and Slope Counties, North Dakota
         Acquisition costs, August 31, 2009           $  152,691     $  152,691
         Disposals                                      (152,691)            --
                                                      ----------     ----------

                                                      $       --     $  152,691
                                                      ==========     ==========
     (b) Bakken Oil Shale Prospects,
         Stark Country, North Dakota

         Acquisition costs, August 31, 2009           $   40,000     $   40,000
                                                      ----------     ----------

         Total Costs                                  $   40,000     $   40,000
                                                      ==========     ==========

                          Western Standard Energy Corp.
                         (An Exploration Stage Company)
                    NOTES TO FINANCIAL STATEMENTS DEFICIENCY
                                   (Unaudited)
--------------------------------------------------------------------------------

2. OIL AND GAS PROPERTIES - cont'd

     (a) Lodgepole Reef-Bakken Oil and Gas Prospects - Stark and Slope Counties, North Dakota

          During the six months ended February 28, 2010, the Company sold its interests in the prospect areas as follows:

          (i) On September 18, 2009, the Company sold eleven gas leases for proceeds of $13,500 plus a 4.5% overriding royalty on future production, if any.

          (ii) On November 23, 2009, the Company sold five leases for proceeds of $25,000 plus a 3% overriding royalty on future productions, if any.

     (b)  Bakken Oil-Shale Prospects - Stark County, North Dakota

          On July 31, 2008, the Company exercised its option on one of four Bakken Reef lease prospects in Stark County and paid $40,000. This lease is paid-up for three years and the Company is entitled to a 100% working interest subject to a 5% landowner royalties and a 20% back-in working interest after royalty payout.

3. RELATED PARTY TRANSACTIONS

     At February 28, 2010, the Company owed $Nil (August 31, 2009 - $191,713) to related parties.

     On December 17, 2009, the Company entered into an assignment and purchase agreement with a former director to assign oil and gas properties in return for forgiveness of outstanding debt totaling $208,547, resulting in a gain of $88,542. Also, the Company sold its subsidiary, Western Standard Energy Limited to the former director for proceeds of $2 resulting in a loss of $2,607. Both the gain on the sale of unproved oil and gas interests and the loss on the sale of the Company's subsidiary were recorded in additional paid in capital as it resulted from transactions with a related party.

     On December 17, 2009, a former director of the Company forgave $24,000 due by the Company, which was also recorded in additional paid in capital as it resulted from a transaction with a related party.

     All related party transactions are measured at the exchange amount, which is the consideration established and agreed to by the related parties.

4. NOTE PAYABLE

     On December 22, 2009, the Company entered into a loan agreement whereby the Company agreed to issue a note payable in exchange for proceeds of $60,000. The note bears interest at 11% per annum, secured by the assets of the Company and is payable on demand. At February 28, 2010, the Company owed $60,000 (2009 - $Nil) on the note and $1,271 (2009 - $Nil) in accrued interest. In addition, the note holders paid expenses on behalf of the Company totaling $2,890 (2009 - $Nil).

                          Western Standard Energy Corp.
                         (An Exploration Stage Company)
                    NOTES TO FINANCIAL STATEMENTS DEFICIENCY
                                   (Unaudited)
--------------------------------------------------------------------------------

5. COMMON STOCK

     Effective February 3, 2010, the Company effected a one thousand to one (1000:1) reverse stock split of shares of common stock. As a result, the Company's authorized capital decreased from 2,812,500,000 shares of common stock to 2,812,500 shares of common stock and its issued and outstanding shares of common stock decreased from 92,136,022 shares of common stock to 92,136 shares of common stock.

     On February 16, 2010, the Company issued 100,000 shares of its common stock at a price per share of $0.00125 pursuant to a private placement.

     During the three months ended February 28, 2010, the Company adopted a stock option plan, known as the 2010 Equity Compensation Plan, where up to 5,000,000 options may be granted (the "Plan"). The Company has not issued any options under the Plan.

6. SUBSEQUENT EVENTS

     At a special meeting of the shareholders of the Company held on April 14, 2010, the shareholders of the Company approved:

     (i)  the Plan; and

     (ii) an increase in the authorized share capital of the Company from 2,812,500 shares of common stock to 200,000,000 shares of common stock

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements that relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors" that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

In this quarterly report, unless otherwise specified, all references to "common shares" refer to the common shares in our capital stock.

As used in this quarterly report, the terms "we", "us", "our" and "Western Standard" mean Western Standard Energy Corp., and our wholly-owned subsidiary, Western Standard Energy Limited, unless otherwise indicated.

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

On June 23, 2006, we completed a share exchange with Lusora Corp. and changed our name from "Comtrix Inc." to "Lusora Healthcare Systems Inc." We changed the focus of our business plan to wireless personal security and monitoring systems.

In September 2007, we decided to focus our resources on acquiring and exploring oil and gas prospects in Montana and North Dakota. On September 7, 2007, we changed our name from "Lusora Healthcare Systems Inc." to "Western Standard Energy Corp".

On February 3, 2010 we effected a one thousand to one (1000:1) reverse stock split of shares of common stock. As a result, our authorized capital decreased from 2,812,500,000 shares of common stock to 2,812,500 shares of common stock and our issued and outstanding shares of common stock decreased from 92,136,022 shares of common stock to 92,136 shares of common stock. The reverse stock split became effective with FINRA's Over-the-Counter Bulletin Board at the opening for trading on February 4, 2010 under the new stock symbol "WSEGD", the "D" will be removed 20 business days from February 4, 2010. Our new CUSIP number is 959590 209.

On February 16, 2010, Western Standard Energy Corp. (the "Western Standard" or the "Company") issued 100,000 shares of its common stock to Monaco Capital Inc. ("Monaco") at a price per share of $0.00125 pursuant to a private placement subscription agreement dated February 12, 2010. The shares were issuant pursuant to Regulation S of the Securities Act of 1932 on the basis that the investor represented to the Company that they were not a "US person" as such term is defined in Regulation S. Following completion of the private placement Monaco now owns 100,000 of the Company's common shares, which constitutes 52% of the Company's issued and outstanding common stock as of February 22, 2010. The subscription funds for the placement came from working capital of Monaco. Monaco, a Belize company, is a merchant bank specializing in small-cap growth opportunities. The Company intends to seek further financing from Monaco as it develops its future business plans. The Company does not know of any arrangements of Monaco, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control or election of directors of the Company.

On April 14, 2010, our shareholders approved an increase in our authorized share capital from 2,812,500 shares of common stock to 200,000,000 shares of common stock.

OIL AND GAS PROPERTIES

The Company's unproven oil and gas properties are as follows:

                                                    February 28,      August 31,
                                                       2010             2009
                                                    ----------       ----------
(a) Lodgepole Reef-Bakken Oil and Gas Prospects,
    Stark and Slope Counties, North Dakota
    Acquisition costs, August 31, 2009              $  152,691       $  152,691
    Disposals                                         (152,691)              --
                                                    ----------       ----------

                                                    $       --       $  152,691
                                                    ==========       ==========
(b) Bakken Oil Shale Prospects,
    Stark Country, North Dakota

    Acquisition costs, August 31, 2009              $   40,000       $   40,000
                                                    ----------       ----------

    Total Costs                                     $   40,000       $   40,000
                                                    ==========       ==========

(A) LODGEPOLE REEF-BAKKEN OIL AND GAS PROSPECTS - STARK AND SLOPE COUNTIES, NORTH DAKOTA

On November 3, 2008, we paid $10,000 to East Dickinson Oil and Gas Company ("EDOG") for the assignment of 11 State of North Dakota 4 year lease prospects, located in and around Dickinson, North Dakota, amounting to approximately 750 acres. Nine of the leases have a 12.5% royalty to the State of North Dakota and two of them, a 16.7% royalty, all payable to the State. On September 18, 2009 we entered into a memorandum of understanding with Oil For America whereby we agreed to sell the 11 State Lease prospects in Stark County for cash consideration of $13,500, plus a 4.5% overriding royalty on future productions, if any. The leases were assigned back to Oil for America on September 18, 2009 and we realized a gain of $3,500 on the transaction.

On April 17, 2008, we entered into a memorandum of understanding with Oil For America whereby we were to receive a 100% working interest after payout in the Rocheford 27-1 Lodgepole Reef prospect in Stark County for cash consideration of $22,690. On November 15, 2009 we entered into a memorandum of understanding with Oil For America whereby we agreed to sell the Rocheford 27-1 Lodgepole Reef prospect in Stark County for cash consideration of $25,000, plus a 3% overriding royalty on future productions, if any. The leases were assigned back to Oil for America on November 23, 2009 and we realized a gain of $2,310 on the transaction.

On November 9, 2007, we entered into a Farmount Agreement with Oil for America LLC whereby we received a 100% working interest after payout in the oil and gas leases of two Lodgepole Reef prospects in Stark County for cash consideration of $40,000.

On December 11, 2007, we entered in a Farmout agreement with CPC whereby we received a 100% working interest after payout in the oil and gas leases of four Lodgepole Reef prospects in the Slope County for cash consideration of $80,000.

On December 17, 2009, the Company entered into an agreement with a former director to sell all the remaining leases in forgiveness of $208,547 in debt owing to the former director.

(B) BAKKEN OIL-SHALE PROSPECTS - STARK COUNTY, NORTH DAKOTA

On July 31, 2008, the Company exercised its option on one of four Bakken Reef lease prospects in Stark County and paid $40,000. This lease is paid-up for three years and the Company is entitled to a 100% working interest subject to a 5% landowner royalties and a 20% back-in working interest after royalty payout.

We now have 100% working interest in one (1) Bakken oil-shale prospect, all within the Williston Basin in North Dakota for which we paid a total acquisition cost of $40,000.

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

ANTICIPATED CASH REQUIREMENTS

Over  the  next  twelve  months  we  anticipate   incurring   costs  related  to
professional  fees,  general  and  administrative   expenses  and  oil  and  gas
acquisition and exploration expenditures.

As at February 28, 2010, we had cash on hand of $Nil and we will need to obtain financing to meet our plan of operations over the next 12 months.

While we believe we will be able to meet our cash requirements over the next 12 months through funds to be loaned to or invested in us by our stockholders, management or other investors, there can be no assurance that additional financing will be available when needed or, if available, on commercially reasonable terms. If we are not able to obtain additional financing on a timely basis, we may not be able to meet our obligations as they come due and may be forced to scale down or perhaps even cease business operations.

LIQUIDITY AND CAPITAL RESOURCES

The table below shows our working capital position at both February 28, 2010 and our August 31, 2009 year-end:

                                              February 28,          August 31,
                                                 2010                 2009
                                              ----------           ----------
Current Assets                                $      Nil           $    1,872
Current Liabilities                              (73,247)            (244,669)
                                              ----------           ----------

Working Capital (Deficiency)                  $  (73,247)          $ (242,797)
                                              ==========           ==========


Our working capital deficiency decreased by $169,550 during the six months ended February 28, 2010 primarily due to debt forgiveness relating to our related parties liability.

The table below shows changes in our cash position for the six months ended February 28, 2010 and 2009:

                                                Six Months Ended February 28,
                                                 2010                 2009
                                              ----------           ----------
Cash Flows
Net cash used in Operating Activities         $  (87,415)          $ (239,217)
Net cash provided by (used in) Investing
 Activities                                       38,500              (38,726)
Net cash used in (provided by) Financing
 Activities                                       48,915              242,497
                                              ----------           ----------
Increase (decrease) in cash for the period            --              (35,446)
Cash beginning of period                              --               69,927
                                              ----------           ----------

Cash, end of period                           $       --           $   34,481
                                              ==========           ==========

During the six months ended February 28, 2010, our cash position decreased by $34,481 compared to an increase of $9,296 in the 2009 period mainly due to the following:

     (i) We received net cash from the sale of oil and gas properties in the amount of $38,500 compared to the purchase of oil and gas properties in the amount of $38,726 in the period ending February 28, 2009; and
     (ii) Net cash from financing activities in the amount of $48,915 and 242,497 are primarily due to the decrease in the due to related parties, and a decrease in the issuance of common shares for cash during the current period compared to the period ending February 28, 2009.

RESULTS OF OPERATION

The summary of our results of operations below should be read in conjunction with our unaudited interim financial statements for the six months ended February 28, 2010 included herein.

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

EXPENSES

The table below shows our operating results for the six months ended February 28, 2010:

                                                                 Six Months Ended February 28,
                                                                  2010                   2009
                                                              ------------           ------------
Operating Expenses
  Management and consulting fees, expenses                    $    (54,406)          $   (126,046)
  Impairment of oil and gas properties                                  --               (960,550)
  Professional fees                                                (39,602)               (70,433)
  Stock-based compensation                                              --                (19,167)
  Investor communications, transfer agent and media                 (8,315)               (30,405)
  General and administration                                        (8,624)               (34,076)
                                                              ------------           ------------
Gain from write-down of assets and liabilities - Net                 7,763                     --
Gain on settlement of debt                                         107,365                     --
Gain on disposal of oil and gas properties                           5,810                     --
                                                              ------------           ------------

NET INCOME (LOSS) FOR THE PERIOD                              $      9,991           $ (1,240,677)
                                                              ============           ============

Our operating expenses for the six months ended February 28, 2010 decreased by $1,250,668 compared to the same period in 2009. The decrease for the six months ended February 28, 2010 was primarily due to the following:

     * $71,640 decrease in management and consulting fees and expenses due to reduced use of consultants and decreased head count as a result of reduced activity in acquisition and exploration of oil and gas properties
     * $30,831 decrease in professional fees, $22,090 decrease in investor communications, transfer agent, and media expenses, and $25,453 reduction in general and administration costs; all due to reduced inward investment, as well as reduced activity in the acquisition and exploration of oil and gas properties
     * A gain of $115,128 was realized due to the forgiveness of general liabilities and related party liabilities.
     * A gain of $5,810 was realized from the sale of two oil and gas leases acquired during 2008 and 2009

OFF-BALANCE SHEET ARRANGEMENTS

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial position, revenues and expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

GOING CONCERN

The audited financial statements included in our annual report on Form 10-K were prepared on a going concern basis, which implies that our Company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business. Our Company has not generated revenues since inception, has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of our Company as a going concern is dependent upon: (i) the continued financial support from our shareholders; (ii) the ability of our Company to continue raising necessary equity financing to achieve its operating objectives; (iii) confirmation of the resource value of our oil and gas prospects; and (iv) the eventual attainment of profitable operations. As at February 28, 2010, our Company has a working capital deficiency of $73,247 and has accumulated losses of $4,703,347.

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

APPLICATION OF CRITICAL ACCOUNTING POLICIES

BASIS OF PRESENTATION

The unaudited interim consolidated financial statements of Western Standard have been prepared in accordance with generally accepted accounting principles for interim financial reporting and the rules and regulations of the Securities and Exchange Commission. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended August 31, 2009 included in our Annual Report on From 10-K filed with the Securities and Exchange Commission. The unaudited interim financial statements should be read in conjunction with the financial statements included in Form 10-K. In the opinion of management, all adjustments considered necessary for fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the six months ended February 28, 2010 are not necessarily indicative of the results that may be expected for the year ending August 31, 2010.

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

OIL AND GAS PROPERTIES

We utilize the full cost method to account for our investment in unproven oil and gas properties. Accordingly, all costs associated with acquisition, exploration and development of oil and gas reserves, including such costs as leasehold acquisition costs, capitalized interest costs relating to unproven properties, geological expenditures, tangible and intangible development costs (including direct internal costs), are capitalized into the full cost pool. When we commence production from established proven oil and gas reserves, capitalized costs, including estimated future costs to develop the reserves and estimated abandonment costs, will be depleted on the units-of-production method using estimates of proven reserves. Investments in unproved properties and major development projects, including capitalized interest if any, are not depleted until proven reserves associated with the projects can be determined. If the future exploration of unproven properties are determined to be uneconomical, the amount of such properties is added to the capital costs to be depleted. As of February 28, 2010, all of our oil and gas properties were unproven and excluded from depletion.

The capitalized costs included in the full cost pool are subject to a "ceiling test", which limits such costs to the aggregate of the estimated present value, using a 10% discount rate, of the future net revenues from the proven reserves, based on current economic and operating conditions plus the lower of cost and estimated net realizable value of unproven properties.

Sales of proven and unproven properties are accounted for as adjustments of capitalized costs with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proven reserves of oil and gas, in which case the gain or loss is recognized in the statement of operations.

LONG-LIVED ASSETS

In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the carrying value of intangible assets and other long-lived assets is reviewed on a regular basis for the existence of facts or circumstances that may suggest impairment. We recognize impairment when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset. Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value.

STOCK-BASED COMPENSATION

We have adopted the fair value recognition provisions of SFAS No. 123R, "Share Based Payments", whereby compensation expense is recognized for all share-based payments based on the fair value at monthly vesting dates, estimated in accordance with the provisions of SFAS 123R.

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

FOREIGN CURRENCY TRANSLATION

Our functional and reporting currency is the United States dollar and of our United Kingdom subsidiary is the Pound Sterling. The financial statements of the subsidiary are translated to United States dollars in accordance with SFAS No. 52 "Foreign Currency Translation" using period-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues and expenses. Foreign currency transaction gains (losses) and translation gains (losses) are both included in current operations. We have not, to the date of these unaudited interim financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4T. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

As required by paragraph (b) of Rules 13a-15 or 15d-15 under the Securities Exchange Act of 1934, as amended, we are required to maintain and our management is required to evaluate the effectiveness of our Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange
Act). Our management with the participation of our principal executive officer and principal financial officer evaluated the effectiveness of our Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly report on Form 10-Q. Based on this evaluation, our management determined that our Company's disclosure controls and procedures were effective as of February 28, 2010.

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

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

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

WE HAVE HAD A HISTORY OF LOSSES AND NO REVENUE, WHICH RAISE SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

Since inception, we have incurred aggregate net losses of $4,703,347 from operations. We can offer no assurance that we will ever operate profitably or that we will generate positive cash flow in the future. To date, we have not generated any revenues from our operations. Our history of losses and no revenues raise substantial doubt about our ability to continue as a going concern. We will not be able to generate significant revenues in the future and our management expects acquisitions and exploration expenditures and operating expenses to increase substantially over the next 12 months. As a result, our management expects the business to continue to experience negative cash flow for the foreseeable future and cannot predict when, if ever, our business might become profitable. We will need to raise additional funds, and such funds may not be available on commercially acceptable terms, if at all. If we are unable to raise funds on acceptable terms, we may not be able to execute our business plan, take advantage of future opportunities, or respond to competitive pressures or unanticipated requirements. This may seriously harm our business, financial condition and results of operations.

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

We intend to make capital expenditures far in excess of our existing capital resources to acquire and explore oil and gas properties. We intend to rely on external sources of financing to meet our capital requirements to continue acquiring, exploring and developing oil and gas properties and to otherwise implement our business plan. We plan to obtain such funding through the debt and equity markets, but we cannot assure that we will be able to obtain additional funding when it is required or that it will be available to us on commercially acceptable terms, if at all. In addition, any additional equity financing may involve substantial dilution to our then existing shareholders. Furthermore, additional debt financing could lead to:

     * a substantial portion of operating cash flow being dedicated to the payment of principal and interest;
     *    being more vulnerable to competitive pressures and economic downturns;
          and
     *    restrictions on our operations.

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

Prices for oil and gas tend to fluctuate significantly in response to factors beyond our control. These factors include:

     * weather conditions in the United States and wherever our property interests are located;
     * economic conditions, including demand for petroleum-based products, in the United States wherever our property interests are located;
     *    actions by OPEC, the Organization of Petroleum Exporting Countries;
     * political instability in the Middle East and other major oil and gas producing regions;
     *    governmental regulations, both domestic and foreign;
     *    domestic and foreign tax policy;
     *    the  pace  adopted  by  foreign   governments  for  the   exploration,
          development, and production of their national reserves;
     *    the price of foreign imports of oil and gas;
     *    the cost of exploring for, producing and delivering oil and gas;
     *    the discovery rate of new oil and gas reserves;
     *    the rate of decline of existing and new oil and gas reserves;
     *    available pipeline and other oil and gas transportation capacity;
     *    the ability of oil and gas companies to raise capital;
     *    the overall supply and demand for oil and gas; and
     *    the availability of alternate fuel sources.

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

Our common stock is quoted on the OTC Bulletin Board service of the Financial Industry Regulatory Authority ("FINRA"). Trading in stock quoted on the OTC Bulletin Board is often thin and characterized by wide fluctuations in trading prices due to many factors that may have little to do with our operations or business prospects. This volatility could depress the market price of our common stock for reasons unrelated to operating performance. Moreover, the OTC Bulletin Board is not a stock exchange, and trading of securities on the OTC Bulletin Board is often more sporadic than the trading of securities listed on a quotation system like NASDAQ or a stock exchange like the American Stock
Exchange. Accordingly, our shareholders may have difficulty reselling any of their shares.

OUR STOCK IS A PENNY STOCK. TRADING OF OUR STOCK MAY BE RESTRICTED BY THE SEC'S PENNY STOCK REGULATIONS AND FINRA'S SALES PRACTICE REQUIREMENTS, WHICH MAY LIMIT A STOCKHOLDER'S ABILITY TO BUY AND SELL OUR STOCK.

Our stock is a penny stock. The Securities and Exchange Commission has adopted Rule 15g-9 which generally defines "penny stock" to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and "accredited investors". The term "accredited investor" refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer's confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in, and limit the marketability of, our common stock.

FINRA SALES PRACTICE REQUIREMENTS MAY ALSO LIMIT A STOCKHOLDER'S ABILITY TO BUY AND SELL OUR STOCK.

In addition to the "penny stock" rules promulgated by the Securities and Exchange Commission (see above for a discussion of penny stock rules), FINRA rules require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

On November 30, 2009, Julian Lee resigned from our board of directors. The resignation was not as a result of any disagreements between our Company and policies. Dan Bauer is now our sole officer and director.

On December 21, 2009, Dan Bauer resigned as our President, Chief Executive Officer, Chief Financial Officer, Secretary and Director. As a result of the resignation, we appointed Peter Jenks as our new President, Chief Executive Officer, Chief Financial Officer, Secretary and to the board of directors. The resignation and appointment is effective December 17, 2009.

On December 22, 2009, we entered into a loan agreement with a corporation and an individual, whereby the Company agreed to issue a note payable in exchange for proceeds of $60,000. The note bears interest at 11% per annum, secured by the assets of the Company and is payable on demand. At February 28, 2010, the Company owed $60,000 (2009 - $Nil) on the note and $1,271 (2009 - $Nil) in accrued interest. In addition, the note holders paid expenses on behalf of the Company totaling $2,890 (2009 - Nil).

Effective February 3, 2010, the Company effected a one thousand to one (1000:1) reverse stock split of shares of common stock. As a result, the Company's authorized capital decreased from 2,812,500,000 shares of common stock to 2,812,500 shares of common stock and its issued and outstanding shares of common stock decreased from 92,136,022 shares of common stock to 92,136 shares of common stock. The reverse stock split became effective with FINRA's Over-the-Counter Bulletin Board at the opening for trading on February 4, 2010 under the new stock symbol "WSEGD", the "D" will be removed 20 business days from February 4, 2010. Our new CUSIP number is 959590 209.

On February 16, 2010, Western Standard Energy Corp. (the "Western Standard" or the "Company") issued 100,000 shares of its common stock to Monaco Capital Inc. ("Monaco") at a price per share of $0.00125 pursuant to a private placement subscription agreement dated February 12, 2010. The shares were issuant pursuant to Regulation S of the Securities Act of 1932 on the basis that the investor represented to the Company that they were not a "US person" as such term is defined in Regulation S. Following completion of the private placement Monaco now owns 100,000 of the Company's common shares, which constitutes 52% of the Company's issued and outstanding common stock as of February 22, 2010. The subscription funds for the placement came from working capital of Monaco. Monaco, a Belize company, is a merchant bank specializing in small-cap growth opportunities. Its management has many years of marketing and financial management expertise and a track record of success in identifying promising enterprises and enabling their growth. The Company intends to seek further financing from Monaco as it develops its future business plans. The Company does not know of any arrangements of Monaco, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control or election of directors of the Company.

During the three months ended February 28, 2010, the Company adopted a stock option plan known as the 2010 Equity Compensation Plan, where up to 5,000,000 options may be granted. The plan was approved by the shareholders of the Company at special meeting of the shareholders held on April 14, 2010. We have not granted any stock options under the plan.

At a special meeting of our shareholders held on April 14, 2010, our shareholders approved an increase in our authorized share capital from 2,812,500 shares of common stock to 200,000,000 shares of common stock.

ITEM 6. EXHIBITS

Exhibits required by Item 601 of Regulation S-K:

Exhibit No.                             Description
-----------                             -----------

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

Exhibit No.                             Description
-----------                             -----------

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

Exhibit No.                             Description
-----------                             -----------

10.24 Memorandum of Understanding dated January 24, 2008 between Western Standard Energy Corp. and F Cross Resources, LLC (attached as an exhibit to our quarterly report on Form 10-QSB filed on February 4, 2008) 10.25 Memorandum of Intent with Oil For America dated April 17, 2008 (attached as an exhibit to our current report on Form 8-K filed on April 21, 2008) 10.26 Share Issuance Agreement dated May 6, 2008 with Infinity Energy Investments Limited (attached as an exhibit to our current report on Form 8-K filed on May 8, 2008) 10.27 Memorandum of Intent dated May 6, 2008 with Oil for America (attached as an exhibit to our quarterly report on Form 10-QSB filed on July 15, 2008) 10.28 Letter of Intent with East Dickinson Oil and Gas Co. dated October 31, 2008 (attached as an exhibit to our current report on Form 8-K filed on November 10,
              2008) 10.29 Assignment Agreement with East Dickinson Oil and Gas Co., dated November 3, 2008 (attached as an exhibit to our annual report on Form 10-K filed on December 15, 2008) 10.30 Assignment Agreement with Stark County Oil & Gas Co., dated November 3, 2008 (attached as an exhibit to our annual report on Form 10-K filed on December 15, 2008)
10.31 Assignment Agreement with East Dickinson Oil & Gas Co., dated September 18, 2009 (attached as an exhibit to our annual report on Form 10-K filed on December 14, 2009)
10.32 Assignment Agreement with Oil For America LLC., dated November 15, 2009 (attached as an exhibit to our annual report on Form 10-K filed on December 14, 2009)
(21)          LIST OF SUBSIDIARIES
21.1          Western Standard Energy Limited, incorporated in the UK
(31)          SECTION 302 CERTIFICATION
31.1* Certification Statement pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(32)          SECTION 906 CERTIFICATION
32.1* Certification Statement pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002
99.1 Great Northern Gas Company - Starbuck East Prospect Valley Co., Montana Geological Report dated February 2, 2005 (attached as an exhibit to our current report on Form 8-K filed on May 15, 2008)
99.2 Letter from Richard Robertson dated September 25, 2007 verifying the contents of the February 2, 2005 Geological Report (attached as an exhibit to our current report on Form 8-K filed on May 15,
              2008)

----------
* filed herewith

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its In accordance with
Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WESTERN STANDARD ENERGY CORP.


/s/ Peter Jenks
--------------------------------------------------
Peter Jenks
President, Secretary, Treasurer and Director
Principal Executive Officer, Principal
Financial Officer and Principal Accounting Officer


Dated: April 19, 2010