Form 10-Q
period 2010-05-31
Western Standard Energy Corp.
filed 2010-07-15
CIK 1343254

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                   For the quarterly period ended May 31, 2010 or

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date 194,208 shares of common stock are issued and outstanding as of July 9, 2010.

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

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                          Western Standard Energy Corp.
                         (An Exploration Stage Company)
                           CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

                                                                 May 31,             August 31,
                                                                  2010                  2009
                                                               -----------           -----------
                                                               (Unaudited)
ASSETS

CURRENT ASSETS
  Other receivables                                            $        --           $       535
  Prepaid expenses                                                      --                 1,337
                                                               -----------           -----------
                                                                        --                 1,872

OIL AND GAS PROPERTIES, unproven                                    40,000               192,691
                                                               -----------           -----------

                                                               $    40,000           $   194,563
                                                               ===========           ===========

LIABILITIES

CURRENT LIABILITIES
  Bank indebtedness                                            $        --           $     1,604
  Accounts payable and accrued liabilities                           2,801                51,352
  Due to related parties                                                --               191,713
  Note payable                                                      86,345                    --
                                                               -----------           -----------
                                                                    89,146               244,669
                                                               -----------           -----------
STOCKHOLDERS' DEFICIT

COMMON STOCK
  Authorized:
   200,000,000 common shares with par value of $0.001
  Issued and outstanding:
   192,136 common shares (August 31, 2009 - 92,136)                    192                   115
ADDITIONAL PAID IN CAPITAL                                       4,670,033             4,555,050
OBLIGATION TO ISSUE SHARES                                              --               108,067
SUBSCRIPTION RECEIVABLE                                               (125)                   --
DEFICIT ACCUMULATED DURING EXPLORATION STAGE                    (4,719,246)           (4,713,338)
                                                               -----------           -----------
                                                                   (49,146)              (50,106)
                                                               -----------           -----------

                                                               $    40,000           $   194,563
                                                               ===========           ===========


See accompanying notes

                          Western Standard Energy Corp.
                         (An Exploration Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                                                                          Cumulative from
                                               Three months   Three months   Nine months    Nine Months   October 16, 2003
                                                  ended          ended          ended          ended       (Inception) to
                                                  May 31,        May 31,        May 31,        May 31,         May 31,
                                                   2010           2009           2010           2009            2010
                                                -----------    -----------    -----------    -----------     -----------
GENERAL AND ADMINISTRATIVE EXPENSES
  Advertising and promotion                     $        --    $        --    $        --    $        73     $    48,670
  Audit and accounting fees                              --          9,962         26,000         50,762         261,368
  Depreciation                                           --            429             --          1,298          12,280
  Consulting fees and expenses                           --             --             --          1,333          17,916
  Foreign exchange (gain) loss                           --         11,099          2,948          9,794          23,786
  Gain on disposal of oil and gas properties             --         (5,810)            --         (5,810)
  Impairment of oil and gas properties                   --             --             --        960,551         960,551
  Interest expense                                    2,240            575          4,344          1,733          39,356
  Interest income                                        --             (2)            --           (165)         (3,716)
  Investor communications and transfer agent          7,628            752         14,335         23,232         499,266
  Legal fees                                          5,843          1,907         19,445         31,540         221,376
  Office and general administration                      61          4,196          3,633         20,686         196,422
  Product development                                    --             --             --             --         876,451
  Salaries and management fees                           --         50,939         54,406        176,984       1,283,083
  Stock-based compensation                               --          3,833             --         23,000         104,366
  Travel and entertainment                               --         (6,469)            --          9,152         193,807
  Web and graphic design                                127          2,935          1,735         10,860         129,716
  Write-down of assets and liabilities-net               --             --         (7,763)            --         (32,277)
                                                -----------    -----------    -----------    -----------     -----------
                                                     15,899         80,156        113,273      1,320,833       4,826,611
                                                -----------    -----------    -----------    -----------     -----------

LOSS BEFORE OTHER INCOME (EXPENSE)                  (15,899)       (80,156)      (113,273)    (1,320,833)     (4,826,611)
  Loss on sale of subsidiary                             --             --             --             --
  Gain on settlement of debt                             --             --        107,365             --         107,365
                                                -----------    -----------    -----------    -----------     -----------

NET INCOME (LOSS)                               $   (15,899)   $   (80,156)   $    (5,908)   $(1,320,833)    $(4,719,246)
                                                ===========    ===========    ===========    ===========     ===========

EARNINGS (LOSS) PER SHARE - BASIC AND DILUTED   $     (0.00)   $     (0.00)   $     (0.00)   $     (0.01)
                                                ===========    ===========    ===========    ===========

WEIGHTED AVERAGE NUMBER OF COMMON STOCK
 OUTSTANDING - BASIC AND DILUTED                 79,429,580     91,636,022     66,581,754     91,115,875
                                                ===========    ===========    ===========    ===========


See accompanying notes

                          Western Standard Energy Corp.
                         (An Exploration Stage Company)
                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                                    Cumulative from
                                                        Nine months            Nine Months          October 16, 2003
                                                           ended                  ended              (Inception) to
                                                           May 31,                May 31,                May 31,
                                                            2010                   2009                   2010
                                                        ------------           ------------           ------------
CASH FLOW FROM OPERATING ACTIVITIES
  Net income (loss)                                     $     (5,908)          $ (1,320,833)          $ (4,719,246)
  Non-cash items included in net income (loss)
    Impairment of oil and gas properties                          --                960,551                960,551
    Gain on disposal of oil and gas properties                (5,810)                    --                 (5,810)
    Interest                                                   3,511                     --                  3,511
    Write-down of accounts payable                                --                     --                 30,374
    Write-down of assets                                      (7,763)                    --                 (1,903)
    Depreciation                                                  --                  1,298                 12,280
    (Gain) loss on settlement of debt                       (107,365)                    --               (107,365)
    Stock issued for service                                      --                 23,000                104,366
  Changes in non-cash working capital
    Receivables                                                 (433)                 1,428                   (968)
    Prepaid expenses                                           1,337                 11,887                 31,650
    Accounts payable and accrued liabilities                  35,016                (13,390)               (21,382)
                                                        ------------           ------------           ------------
NET CASH USED IN OPERATING ACTIVITIES                        (87,415)              (336,059)            (3,713,942)
                                                        ------------           ------------           ------------
INVESTING ACTIVITIES
  Purchase of equipment                                           --                     --                (20,287)
  Expenditures on oil and gas properties                          --                (38,727)              (703,242)
  Proceeds on sale of oil and gas properties                  38,500                     --                 38,500
                                                        ------------           ------------           ------------
NET CASH USED IN INVESTING ACTIVITIES                         38,500                (38,727)              (685,029)
                                                        ------------           ------------           ------------
FINANCING ACTIVITIES
  Decrease in bank indebtedness                               (1,604)                    --                     --
  Due to related parties                                      50,519                123,806              1,362,335
  Issuance of common shares for cash                              --                180,000              2,685,000
  Net cash acquired on recapitalization                           --                     --                351,636
                                                        ------------           ------------           ------------
NET CASH FROM FINANCING ACTIVITIES                            48,915                303,806              4,398,971
                                                        ------------           ------------           ------------

DECREASE IN CASH                                                  --                (70,980)                    --
Cash, beginning                                                   --                 69,927                     --
                                                        ------------           ------------           ------------
CASH, ENDING                                            $         --           $     (1,053)          $         --
                                                        ============           ============           ============

SUPPLEMENTARY INFORMATION

CASH PAID FOR:
  Interest                                              $        833           $      1,733           $         --
  Income taxes                                          $         --           $         --           $         --
                                                        ============           ============           ============

NON-CASH FINANCING AND INVESTING ACTIVITIES
  Forgiveness of debt                                   $     24,000           $         --           $     24,000
  Loans settled with oil and gas propery interest       $    208,547           $         --           $    209,143
  Loans converted to common shares                      $         --           $         --           $    879,842
  Oil and gas property purchased for common shares      $         --           $         --           $    450,000
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

     Operating results for the nine month period ended May 31, 2010 are not necessarily indicative of the results that may be expected for the year ending August 31, 2010.

2. OIL AND GAS PROPERTIES

     The Company's unproven oil and gas properties are as follows:

                                                         May 31,      August 31,
                                                          2010          2009
                                                        ---------     ---------
     (a)   Lodgepole Reef-Bakken Oil and Gas Prospects,
           Stark and Slope Counties, North Dakota

           Acquisition costs, August 31, 2009           $ 152,691     $ 152,691
           Disposals                                     (152,691)           --
                                                        ---------     ---------

                                                        $      --     $ 152,691
                                                        =========     =========

     (b)   Bakken Oil Shale Prospects,
           Stark Country, North Dakota

           Acquisition costs, August 31, 2009           $  40,000     $  40,000
                                                        ---------     ---------

           Total Costs                                  $  40,000     $  40,000
                                                        =========     =========

                          Western Standard Energy Corp.
                         (An Exploration Stage Company)
                    NOTES TO FINANCIAL STATEMENTS DEFICIENCY
                                   (Unaudited)
--------------------------------------------------------------------------------

2. OIL AND GAS PROPERTIES - cont'd

     (a) Lodgepole Reef-Bakken Oil and Gas Prospects - Stark and Slope Counties, North Dakota

          During the nine months ended May 31, 2010, the Company sold its interests in the prospect areas as follows:

          (i) On September 18, 2009, the Company sold eleven gas leases for proceeds of $13,500 plus a 4.5% overriding royalty on future production, if any.

          (ii) On November 23, 2009, the Company sold five leases for proceeds of $25,000 plus a 3% overriding royalty on future productions, if any.

          (iii)On December 17, 2009, the Company entered into an agreement with a former director to sell all the remaining leases in forgiveness of $208,547 in debt owing to the former director (see Note 3).

     (b)  Bakken Oil-Shale Prospects - Stark County, North Dakota

          On July 31, 2008, the Company exercised its option on one of four Bakken Reef lease prospects in Stark County and paid $40,000. This lease is paid-up for three years and the Company is entitled to a 100% working interest subject to a 5% landowner royalties and a 20% back-in working interest after royalty payout.

3. RELATED PARTY TRANSACTIONS

     At May 31, 2010, the Company owed $Nil (August 31, 2009 - $191,713) to related parties.

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

4. NOTE PAYABLE

     On December 22, 2009, the Company entered into a loan agreement with an individual whereby the Company agreed to issue a note payable in exchange for proceeds of $60,000. The note bears interest at 11% per annum, secured by the assets of the Company and is payable on demand. At May 31, 2010, the Company owed $60,000 (2009 - $Nil) on the note and $3,511 (2009 - $Nil) in accrued interest. In addition, the note holders paid expenses on behalf of the Company totaling $22,834 (2009 - $Nil).

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

     On April 14, 2010, our Company adopted a stock option plan where up to 5,000,000 options may be granted.

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

OIL AND GAS PROPERTIES

The Company's unproven oil and gas properties are as follows:

                                                         May 31,      August 31,
                                                          2010          2009
                                                        ---------     ---------
     (a)   Lodgepole Reef-Bakken Oil and Gas Prospects,
           Stark and Slope Counties, North Dakota

           Acquisition costs, August 31, 2009           $ 152,691     $ 152,691
           Disposals                                     (152,691)           --
                                                        ---------     ---------

                                                        $      --     $ 152,691
                                                        =========     =========

     (b)   Bakken Oil Shale Prospects,
           Stark Country, North Dakota

           Acquisition costs, August 31, 2009           $  40,000     $  40,000
                                                        ---------     ---------

           Total Costs                                  $  40,000     $  40,000
                                                        =========     =========

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

As at May 31, 2010, we had cash on hand of $Nil and we will need to obtain financing to meet our plan of operations over the next 12 months.

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

LIQUIDITY AND CAPITAL RESOURCES

The table below shows our working capital position at both May 31, 2010 and our August 31, 2009 year-end:

                                              May 31,               August 31,
                                               2010                   2009
                                             ---------              ---------

Current Assets                               $     Nil              $   1,872
Current Liabilities                            (89,146)              (244,669)
                                             ---------              ---------
WORKING CAPITAL (DEFICIENCY)                 $ (89,146)             $(242,797)
                                             =========              =========

Our working capital deficiency decreased by $153,651 during the nine months ended May 31, 2010 primarily due to debt forgiveness relating to our related parties liability.

The table below shows changes in our cash position for the nine months ended May 31, 2010 and 2009:

CASH FLOWS

                                                 Nine Months Ended May 31,
                                               2010                   2009
                                            ----------             ----------

Net cash used in Operating Activities       $  (87,415)            $ (336,059)
Net cash provided by (used in) Investing
 Activities                                     38,500                (38,727)
Net cash used in (provided by) Financing
 Activities                                     48,915                303,806

INCREASE (DECREASE) IN CASH FOR THE PERIOD  $       --             $  (70,980)
Cash beginning of period                            --                 69,927
                                            ----------             ----------
Cash, end of period                         $       --             $   (1,053)
                                            ==========             ==========

During the nine months ended May 31, 2010, our cash position increased by $1,053 mainly due to the following:

     (i) We received net cash from the sale of oil and gas properties in the amount of $38,500 compared to the purchase of oil and gas properties in the amount of $38,726 in the period ending May 31, 2009; and

     (ii) Net cash from financing activities in the amount of $48,915 and 303,806 are primarily due to the decrease in the due to related parties, and a decrease in the issuance of common shares for cash during the current period compared to the period ending May 31, 2009.

RESULTS OF OPERATION

The summary of our results of operations below should be read in conjunction with our unaudited interim financial statements for the nine months ended May 31, 2010 included herein.

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

EXPENSES

The table below shows our operating results for the nine months ended May 31, 2010:

                                                                    Nine Months Ended May 31,
                                                                  2010                   2009
                                                              ------------           ------------
Operating Expenses
  Management and consulting fees, expenses                    $    (54,406)          $   (176,984)
  Impairment of oil and gas properties                                  --               (960,551)
  Professional fees                                                (45,445)               (82,302)
  Stock-based compensation                                              --                (23,000)
  Investor communications, transfer agent and media                (14,335)               (23,232)
  General and administration                                       (12,660)               (54,764)
                                                              ------------           ------------

Gain from write-down of assets and liabilities - Net                 7,763                     --
Gain on settlement of debt                                         107,365                     --
Gain on disposal of oil and gas properties                           5,810                     --
                                                              ------------           ------------
NET INCOME (LOSS) FOR THE PERIOD                              $     (5,908)          $ (1,320,833)
                                                              ============           ============

Our operating expenses for the nine months ended May 31, 2010 decreased by $1,314,925 compared to the same period in 2009. The decrease for the nine months ended May 31, 2010 was primarily due to the following:

     * $122,578 decrease in management and consulting fees and expenses due to reduced use of consultants and decreased head count as a result of reduced activity in acquisition and exploration of oil and gas properties
     * $36,857 decrease in professional fees, $8,897 decrease in investor communications, transfer agent, and media expenses, and $42,104 reduction in general and administration costs; all due to reduced inward investment, as well as reduced activity in the acquisition and exploration of oil and gas properties
     * A gain of $107,365 was realized due to the forgiveness of general liabilities and related party liabilities.
     * A gain of $5,810 was realized from the sale of two oil and gas leases acquired during 2008 and 2009

OFF-BALANCE SHEET ARRANGEMENTS

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial position, revenues and expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

GOING CONCERN

The audited financial statements included in our annual report on Form 10-K were prepared on a going concern basis, which implies that our Company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business. Our Company has not generated revenues since inception, has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of our Company as a going concern is dependent upon: (i) the continued financial support from our shareholders; (ii) the ability of our Company to continue raising necessary equity financing to achieve its operating objectives; (iii) confirmation of the resource value of our oil and gas prospects; and (iv) the eventual attainment of profitable operations. As at May 31, 2010, our Company has a working capital deficiency of $89,146 and has accumulated losses of $4,719,246.

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

APPLICATION OF CRITICAL ACCOUNTING POLICIES

BASIS OF PRESENTATION

The unaudited interim consolidated financial statements of Western Standard have been prepared in accordance with generally accepted accounting principles for interim financial reporting and the rules and regulations of the Securities and Exchange Commission. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended August 31, 2009 included in our Annual Report on From 10-K filed with the Securities and Exchange Commission. The unaudited interim financial statements should be read in conjunction with the financial statements included in Form 10-K. In the opinion of management, all adjustments considered necessary for fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine months ended May 31, 2010 are not necessarily indicative of the results that may be expected for the year ending August 31, 2010.

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

OIL AND GAS PROPERTIES

We utilize the full cost method to account for our investment in unproven oil and gas properties. Accordingly, all costs associated with acquisition, exploration and development of oil and gas reserves, including such costs as leasehold acquisition costs, capitalized interest costs relating to unproven properties, geological expenditures, tangible and intangible development costs (including direct internal costs), are capitalized into the full cost pool. When we commence production from established proven oil and gas reserves, capitalized costs, including estimated future costs to develop the reserves and estimated abandonment costs, will be depleted on the units-of-production method using estimates of proven reserves. Investments in unproved properties and major development projects, including capitalized interest if any, are not depleted until proven reserves associated with the projects can be determined. If the future exploration of unproven properties are determined to be uneconomical, the amount of such properties is added to the capital costs to be depleted. As of May 31, 2010, all of our oil and gas properties were unproven and excluded from depletion.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4T. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

As required by paragraph (b) of Rules 13a-15 or 15d-15 under the Securities Exchange Act of 1934, as amended, we are required to maintain and our management is required to evaluate the effectiveness of our Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange
Act). Our management with the participation of our principal executive officer and principal financial officer evaluated the effectiveness of our Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly report on Form 10-Q. Based on this evaluation, our management determined that our Company's disclosure controls and procedures were effective as of May 31, 2010.

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

WE HAVE HAD A HISTORY OF LOSSES AND NO REVENUE, WHICH RAISE SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

Since inception, we have incurred aggregate net losses of $4,719,246 from operations. We can offer no assurance that we will ever operate profitably or that we will generate positive cash flow in the future. To date, we have not generated any revenues from our operations. Our history of losses and no revenues raise substantial doubt about our ability to continue as a going concern. We will not be able to generate significant revenues in the future and our management expects acquisitions and exploration expenditures and operating expenses to increase substantially over the next 12 months. As a result, our management expects the business to continue to experience negative cash flow for the foreseeable future and cannot predict when, if ever, our business might become profitable. We will need to raise additional funds, and such funds may not be available on commercially acceptable terms, if at all. If we are unable to raise funds on acceptable terms, we may not be able to execute our business plan, take advantage of future opportunities, or respond to competitive pressures or unanticipated requirements. This may seriously harm our business, financial condition and results of operations.

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

On December 22, 2009, we entered into a loan agreement with a corporation and an individual, whereby the Company agreed to issue a note payable in exchange for proceeds of $60,000. The note bears interest at 11% per annum, secured by the assets of the Company and is payable on demand. At May 31, 2010, the Company owed $60,000 (2009 - $Nil) on the note and $3,511 (2009 - $Nil) in accrued interest. In addition, the note holders have paid expenses on behalf of the Company totaling $22,834 as of May 31, 2009 (2009 - Nil).

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

Dated: July 15, 2010