Form 10-K
period 2010-08-31
Western Standard Energy Corp.
filed 2010-12-13
CIK 1343254

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                   For the fiscal year ended: August 31, 2010

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

                7 New Road, Second Floor, #6 Belize City, Belize
              (Address of principal executive offices and Zip Code)

        Registrant's telephone number, including area code (561) 300-5130

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

Note - Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act

Large accelerated filer [ ]                        Accelerated filer [ ]
Non-accelerated filer [ ]                          Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes[X] No [ ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's latest practicable date.

92,136 shares of common stock at a price of $5.00 per share for an aggregate market value of $460,680. (1)

1. The aggregate market value of the voting stock held by non-affiliates is computed by reference to the price at which the common equity was last sold as reported on Yahoo! Finance.

Note.--If a determination as to whether a particular person or entity is an affiliate cannot be made without involving unreasonable effort and expense, the aggregate market value of the common stock held by non-affiliates may be calculated on the basis of assumptions reasonable under the circumstances, provided that the assumptions are set forth in this Form.

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 192,136 shares of common stock outstanding as at December 13, 2010.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                 Not Applicable

                                TABLE OF CONTENTS

PART I

ITEM 1.  BUSINESS                                                              1

ITEM 1A. RISK FACTORS                                                          4

ITEM 1B. UNRESOLVED STAFF COMMENTS                                            11

ITEM 2.  PROPERTIES                                                           11

ITEM 3.  LEGAL PROCEEDINGS                                                    13

ITEM 4.  (REMOVED AND RESERVED)                                               13

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER
         MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES                    14

ITEM 6.  SELECTED FINANCIAL DATA                                              15

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATION                                             15

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK           21

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                          21

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
         AND FINANCIAL MATTERS                                                33

ITEM 9A(T). CONTROLS AND PROCEDURES                                           33

ITEM 9B. OTHER INFORMATION                                                    34

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE               35

ITEM 11. EXECUTIVE COMPENSATION                                               37

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
         AND RELATED STOCKHOLDER MATTERS                                      40

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
         INDEPENDENCE                                                         41

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES                               41

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.                             42

SIGNATURES                                                                    45

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

In this annual report, unless otherwise specified, all references to "common shares" refer to the common shares in our capital stock.

As used in this annual report, the terms "we", "us", "our" and "Western Standard" mean Western Standard Energy Corp., and our wholly-owned subsidiary, Western Standard Energy Limited, unless otherwise indicated.

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

On June 23, 2006, we executed a letter of intent with Lusora Corp. wherein the existing shareholders of Lusora Corp. agreed to exchange issued and outstanding shares of its common stock for the same number of shares of our company. Also effective June 23, 2006, we changed our name from "Comtrix Inc." to "Lusora Healthcare Systems Inc." In addition, effective June 23, 2006 we effected a 25 for one forward stock split of our authorized, issued and outstanding common stock. As a result, our authorized capital increased from 75,000,000 shares of common stock with a par value of $0.001 to 1,857,000,000 shares of common stock with a par value of $0.001.

Effective September 7, 2007, we changed our name from "Lusora Healthcare Systems Inc." to "Western Standard Energy Corp" when we decided to change the focus of our business plan from wireless personal security and monitoring systems to acquisition and exploration in the oil and gas industry. In addition on September 7, 2007, we effected a 1.5 for one stock split of our authorized and issued and outstanding common stock. As a result, our authorized capital increased from 1,875,000,000 shares of common stock with a par value of $0.001 to 2,812,500,000 shares of common stock with a par value of $0.001.

On November 7, 2007, the Company merged with its subsidiary, Lusora Inc., to simplify the administration of its United States operations into one corporate entity.

On February 3, 2010, the Company affected a one new for 1,000 old reverse stock split (1000:1) of its authorized, issued and outstanding common stock. As a result, our authorized capital decreased from 2,812,500,000 shares of common stock with a par value of $0.00l to 2,812,500 shares of common stock with a par value of $0.001.

On February 16, 2010, the Company issued 100,000 shares of its common stock to Monaco Capital Inc., a Belize company, at a price per share of $0.00125 pursuant to a private placement subscription agreement. Following completion of the private placement, Monaco now owns 100,000 of the Company's common shares, which constitutes 52% of the Company's issued and outstanding common stock.

On April 14, 2010 the stockholders approved a resolution to increase the Company's authorized share capital from 2,812,500 shares of common stock to 200,000,000 shares of common stock.

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

In general, our lease agreements stipulate five year terms. Bonuses and royalty payments are made on a case-by-case basis consistent with industry standard pricing. Once a well is drilled and if production established, the well is considered "held by production," meaning the lease continues as long as oil is being produced. Other locations within the drilling unit created for a well may also be drilled at any time with no time limit as long as the lease is held by production. The majority of our North Dakota leases and, where applicable our potential royalty interests, have two years remaining on the terms.

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

ENVIRONMENTAL MATTERS

Our operations and properties are subject to extensive and changing federal, state and local laws and regulations relating to environmental protection, including the generation, storage, handling, emission, transportation and discharge of materials into the environment, and relating to safety and health. The recent trend in environmental legislation and regulation generally is toward stricter standards, and this trend will likely continue. These laws and regulations may:

     * require the acquisition of a permit or other authorization before construction or drilling commences and for certain other activities;
     * limit or prohibit construction, drilling and other activities on certain lands lying within wilderness and other protected areas; and
     * impose substantial liabilities for pollution resulting from its operations.

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

The COMPREHENSIVE ENVIRONMENTAL, RESPONSE, COMPENSATION, AND LIABILITY ACT OF 1980 (CERCLA) and comparable state statutes impose strict, joint and several liability on owners and operators of sites and on persons who disposed of or arranged for the disposal of "hazardous substances" found at such sites. It is not uncommon for the neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the hazardous substances released into the environment. The FEDERAL RESOURCE CONSERVATION AND RECOVERY ACT (RCRA) and comparable state statutes govern the disposal of "solid waste" and "hazardous waste" and authorize the imposition of substantial fines and penalties for noncompliance. Although CERCLA currently excludes petroleum from its definition of "hazardous substance," state laws affecting our operations may impose clean-up liability relating to petroleum and petroleum related products. In addition, although RCRA classifies certain oil field wastes as "non-hazardous," such exploration and production wastes could be reclassified as hazardous wastes thereby making such wastes subject to more stringent handling and disposal requirements.

The ENDANGERED SPECIES ACT (ESA) seeks to ensure that activities do not jeopardize endangered or threatened animal, fish and plant species, nor destroy or modify the critical habitat of such species. Under ESA, exploration and production operations, as well as actions by federal agencies, may not significantly impair or jeopardize the species or its habitat. ESA provides for criminal penalties for wilful violations of the Act. Other statutes that provide protection to animal and plant species and that may apply to our operations include, but are not necessarily limited to, the FISH AND WILDLIFE COORDINATION ACT, the FISHERY CONSERVATION AND MANAGEMENT ACT, the MIGRATORY BIRD TREATY ACT and the NATIONAL HISTORIC PRESERVATION ACT. Although we believe that our operations will be in substantial compliance with such statutes, any change in these statutes or any reclassification of a species as endangered could subject the Company to significant expenses to modify our operations or could force the Company to discontinue certain operations altogether.

EMPLOYEES

We currently have one full time employee, our Chief Executive Officer Peter Jenks. Mr Jenks is responsible for all significant policy-making decisions and has been assisted in the implementation of the Company's business by counsel and consultants. We do not expect a significant change in the number of full time employees over the next 12 months and will continue using the services of independent consultants and contractors to perform various professional services, particularly in the area of land services and drilling. We believe that this use of third-party service providers will enhance our ability to contain general and administrative expenses during this stage of our development.

REPORTS TO SECURITY HOLDERS

We file reports and other information with the SEC. This annual report on Form 10-K, historical information about our Company and other information can be inspected and copied at the Public Reference Room of the SEC located at Room 1580, 100 F Street, N.E., Washington D.C. 20549. Copies of such materials, including copies of any portion of this annual report on Form 10-K, can be obtained from the Public Reference Room of the SEC at prescribed rates. You can call the SEC at 1-800-SEC-0330 to obtain information on the operation of the Public Reference Room. Such materials may also be accessed electronically by means of the SEC's home page on the Internet (http://www.sec.gov).

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

WE HAVE HAD A HISTORY OF LOSSES AND NO REVENUE, WHICH RAISE SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

Since inception, we have incurred aggregate net losses of $4,776,139 from operations. We can offer no assurance that we will ever operate profitably or that we will generate positive cash flow in the future. To date, we have not generated any revenues from our operations. Our history of losses and no revenues raise substantial doubt about our ability to continue as a going concern. We will not be able to generate significant revenues in the future. As a result, our management expects the business to continue to experience negative cash flow for the foreseeable future and cannot predict when, if ever, our business might become profitable. We will need to raise additional funds, and such funds may not be available on commercially acceptable terms, if at all. If we are unable to raise funds on acceptable terms, we may not be able to execute our business plan, take advantage of future opportunities, or respond to competitive pressures or unanticipated requirements. This may seriously harm our business, financial condition and results of operations.

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

Our future performance depends upon our ability to identify, acquire and develop oil and gas reserves that are economically recoverable. Our success will depend upon our ability to acquire working and revenue interests in properties upon which oil and gas reserves are ultimately discovered in commercial quantities, and our ability to develop prospects that contain proven oil and gas reserves to the point of production. Without successful acquisition and exploration activities, we will not be able to develop oil and gas reserves or generate revenues. We cannot provide you with any assurance that we will be able to identify and acquire oil and gas reserves on acceptable terms or that oil and gas deposits will be discovered in sufficient quantities to enable us to recover our exploration and development costs or sustain our business.

The successful acquisition and development of oil and gas properties requires an assessment of recoverable reserves, future oil and gas prices and operating costs, potential environmental and other liabilities, and other factors. Such assessments are necessarily inexact and their accuracy inherently uncertain. In addition, no assurance can be given that our exploitation and development activities will result in the discovery of any reserves. Our operations may be curtailed, delayed or cancelled as a result of lack of adequate capital and other factors, such as lack of availability of rigs and other equipment, title problems, weather, compliance with governmental regulations or price controls, mechanical difficulties, unusual or unexpected formations or pressures or work interruptions. In addition, the costs of exploitation and development may materially exceed our initial estimates.

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

RISKS ASSOCIATED WITH OUR COMMON STOCK

IF WE ISSUE ADDITIONAL SHARES IN THE FUTURE, IT WILL RESULT IN THE DILUTION OF OUR EXISTING SHAREHOLDERS.

Our certificate of incorporation authorizes the issuance of up to 200,000,000 shares of common stock with a par value of $0.001. Our board of directors may choose to issue some or all of such shares to acquire one or more businesses or to provide additional financing in the future. The issuance of any such shares will result in a reduction of the book value and market price of the outstanding shares of our common stock. If we issue any such additional shares, such issuance will cause a reduction in the proportionate ownership and voting power of all current shareholders. Further, such issuance may result in a change of control of our corporation.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not Applicable

ITEM 2. PROPERTIES

EXECUTIVE OFFICES AND RESIDENT AGENT

Effective November 30, 2009, we use an office at 7 New Road, Second Floor, #6 Belize City, Belize.

Our resident agent for service of process is Nevada Agency and Transfer Company, 50 West Liberty Street, Suite 880, Reno NV 89501.

OIL AND GAS PROPERTIES

UNDEVELOPED ACREAGE

The Company's unproven oil and gas properties are as follows:

                                                                       August 31, 2010      August 31, 2009
                                                                       ---------------      ---------------
(a) Starbuck East Shallow Gas Prospect, Valley County, Montana
      Acquisition Costs                                                   $      --           $ 450,000
      Exploration costs                                                          --             510,551
                                                                          ---------           ---------
                                                                                 --             960,551
      Less: Provision for impairment                                             --            (960,551)
                                                                          ---------           ---------
                                                                                 --                  --
(b) Lodgepole Reef-Bakken Oil and Gas Prospects, Stark and Slope
    Counties, North Dakota
      Acquisition costs                                                     152,691             152,691
      Saloe of 11 leases (b) (i)                                            (10,000)
      Sale of 5 leases (b) (ii)                                             (22,691)
      Disposal of oil & gas properties to a former director                (120,000)                 --
                                                                          ---------           ---------
                                                                                 --             152,691
                                                                          =========           =========
(c) Bakken Oil Shale Prospects, Stark Country, North Dakota
      Acquisition costs                                                      40,000              40,000
      Write off lease - expired                                             (40,000)                 --
                                                                          ---------           ---------
      Total Costs                                                         $      --           $ 192,691
                                                                          =========           =========

(A)  STARBUCK EAST SHALLOW GAS PROSPECTS - VALLEY COUNTY, MONTANA

     The Company paid a total of $960,551 in acquisition and exploration costs for the Starbuck East Shallow Gas Prospects in Valley County, Montana. Since the Company was unable to reach an agreement with Coastal Petroleum Company ("CPC") to modify the terms of the farmout agreement, the Company decided not to drill a second test well and therefore considered its interest in the Starbuck East Shallow Gas Prospects permanently impaired. As a result the Company took a one-time impairment charge of $960,551.

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

     On April 17, 2008, we entered into a memorandum of understanding with Oil For America whe4reby we would receive a 100% working interest after payout in the Rocheford 27-1 Lodgepole Reef prospect in Stark County for cash consideration of $22,690. This amount was paid following verification by a third party geologist of the potential oil and gas reserves involved. On

     November 15, 2009 we entered into a memorandum of understanding with Oil for America whereby we agreed to sell the Rocheford 27-1 Lodgepole Reef prospect in Stark County for cash consideration of $25,000, reserving a 3% over-riding royalty for ourselves. The leases were assigned back to Oil for America on November 23, 2009.

     On December 17, 2009, the Company entered into an assignment and purchase agreement with a former director to assign the remaining oil and gas properties in the Lodgepole Reef-Bakken Oil and Gas Prospects in return for forgiveness of outstanding debt totalling $213,542, resulting in a gain of $93,542.

(C) On May 6, 2008, we entered into a memorandum of understanding with Oil for America to identify and acquire up to 4 of 1,280 acre Bakken prospects at a cost yet to be determined. The Company exercised its option on one of the 1,280 acre Bakken prospects and paid $40,000 to Oil for America on July 31, 2008 as part of this leasing operation with an estimated total cost of $160,000. The Company will have a 100% working interest, subject only to landowner royalties and a 20% back-in working interest for Oil for America after royalty payout. On October 10, 2008, the leases contained herein were legally assigned to the Company. The leases expired in July, 2010 and as a result, the Company took a one-time impairment charge of $40,000.

At August 31, 2010 the Company had no oil and gas interests.

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

ITEM 4. (REMOVED AND RESERVED)

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

Our common stock is quoted on the OTC Bulletin Board under the symbol "WSEG". The following table shows the quarterly range of high and low bid information for our common stock over the fiscal quarters for the last two fiscal years as quoted on the OTC Bulletin Board. The bid prices represent quotations by dealers without adjustments for retail mark-ups, mark-downs or commissions and may not represent actual transactions. Investors should not rely on historical prices of our common stock as an indication of its future price performance.

The last sale price of our common stock as reported on Yahoo! Finance on November 22, 2010, was $5.00 per share.

        Quarter Ended          Bid High           Bid Low
        -------------          --------           -------
          08/31/2010            $14.50            $14.50
          05/28/2010            $15.00            $15.00
          02/26/2010            $ 5.50            $ 5.50
          11/30/2009            $0.030            $0.030
          08/31/2009            $0.042            $0.042
          05/29/2009            $0.047            $0.402
          02/27/2009            $0.055            $ 0.30
          11/28/2008            $0.185            $ 0.00

TRANSFER AGENT

Our shares of common stock are in registered form. Our transfer agent for our common stock is the Nevada Agency and Trust Company at 50 West Liberty Street, Suite 880, Reno, NV 89501, Tel: 775-322-0626 Fax: 775-322-5623

HOLDERS OF COMMON STOCK

As of November 30, 2010, we have 25 registered shareholders holding 192,136 shares of our common stock.

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

RECENT SALES OF UNREGISTERED SECURITIES; USE OF PROCEEDS FROM REGISTERED SECURITIES

On February 16, 2010, we issued 100,000 shares units of our securities at a price of $0.125 per unit to one offshore company pursuant to a private placement subscription agreement dated February 16, 2010. The shares were issuant pursuant to Regulation S of the Securities Act of 1932 on the basis that the investor represented to the Company that they were not a "US person" as such term is defined in Regulation S.

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

The following table is a summary of purchases made by or on behalf of our Company or any "affiliated purchaser," of shares or other units of any class of the our equity securities that is registered by the issuer pursuant to section 12 of the Exchange Act.

                                                                                    Maximum Number
                                                                                   (or Approximate
                                                                                   Dollar Value) of
                                                            Total Number of       Shares (or Units)
                                                           Shares (or Units)       that May Yet Be
             Total Number of                              Purchased as Part of     Purchased Under
            Shares (or Units)      Average Price Paid      Publicly Announced        the Plans or
Period         Purchased           per Share (or Unit)      Plans or Programs           Programs
------         ---------           -------------------      -----------------           --------
 Nil              Nil                      Nil                     Nil                     Nil

ITEM 6 SELECTED FINANCIAL DATA

Not applicable.

ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

LIQUIDITY

ANTICIPATED CASH REQUIREMENTS

Over the next 12 months, we have estimated our minimum cash requirements as follows:

Operating Expenses
  Management and consulting fees                                $   Nil
  Professional fees                                              25,000
  General, administration and all other expenses                 10,000
                                                                -------
                                                                 35,000
  Oil and gas acquisition and exploration expenditures           50,000
                                                                -------
TOTAL                                                           $85,000
                                                                =======

For the 12 months ended August 31, 2010, we recorded a net operating loss of $62,801 and have an accumulated deficit of $4,776,139 since inception. As at August 31, 2010, we had cash of Nil and for the next 12 months, management estimates minimum cash requirements of $85,000 to fund our on-going operations and planned oil and gas acquisition and exploration activities. Accordingly, we do not have sufficient funds to meet our plan of operation over the next 12 months and will need to obtain further financing.

Our financial condition for the years ended August 31, 2010 and 2009 and the changes between those periods for the respective items are summarized as follows:

WORKING CAPITAL

Our working capital position as at August 31, 2010 compared to August 31, 2009 and the cash flows for the years then ended are summarized below:

                                                      12 months Ended August 31,
                                                        2010            2009
                                                      ---------       ---------
Current Assets                                        $      --       $   1,872
Current Liabilities                                    (106,039)       (244,669)
Working Capital (Deficiency)                          $(106,039)      $(242,797)

The decrease in our working capital position was primarily due to the decrease in oil & gas properties totaling $120,000 in return for forgiveness of outstanding debt totaling $213,542 and forgiveness of funds due a former director totaling $24,000.

CASH FLOWS

                                                      12 months Ended August 31,
                                                        2010            2009
                                                      ---------       ---------
Net cash used in Operating Activities                 $ (92,851)      $(393,509)
Net cash provided by  (used in) Investing Activities     38,500         (38,727)
Net cash provided by Financing Activities                54,351         362,309
Increase (Decrease) in Cash during the Year           $      --       $ (69,927)
Cash, Beginning of Year                                      --          69,927
Cash, End of Year                                     $      --       $      --

During the years ended August 31, 2010 and 2009:

     (i) Net cash used in operating activities was $92,851 for our year ended August 31, 2010 compared with cash used in operating activities of $393,509. The decrease of $300,658 in operating activities is mainly attributable to gain on settlement of debt and net losses for the year.

     (ii) Net cash provided by investing activities was $38,500 for our year ended August 31, 2010 compared to net cash used in investing activities of $38,727 in the same period in 2009 was mainly attributable to the proceeds from the sale of oil & gas properties.

     (iii)Net cash from financing activities was $54,351 for our year ended August 31, 2010 compared to $362,309 in the same period in 2009 was mainly attributable to an increase in loan advances and a decrease in private placement equity financing.

RESULTS OF OPERATIONS

The following summary of our results of operations should be read in conjunction with our audited financial statements for the year ended August 31, 2010 and 2009 which are included herein.

                                                              12 months Ended August 31,
                                                               2010               2009
                                                            -----------        -----------
Revenue                                                     $       Nil        $       Nil
                                                            -----------        -----------
Expenses
  Impairment of oil and gas properties                      $        --        $   960,551
  Management and consulting fees                                 54,406            227,766
  Professional fees                                              57,086            106,083
  General and office administration                              13,310            105,918
  Investor relations, transfer agent and media                   18,937             37,142
  Write-down of assets and liabilities - net                     (7,763)                --
  Gain on disposal of oil & gas properties                       (5,810)                --
  Gain on settlement of debt                                   (107,365)                --
  Write-down of oil & gas property                               40,000                 --
                                                            -----------        -----------
Total expenses                                              $    62,801        $ 1,437,460
Net Loss                                                    $   (62,801)       $(1,437,460)
                                                            -----------        -----------
Oil and gas acquisition and exploration expenditures        $        --        $    38,727
                                                            -----------        -----------

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

EXPENSES

Our operating expenses for the year ended August 31, 2010 compared to the same period in 2009 decreased by the net amount of $1,374,659 was primarily due no impairment of oil and gas properties in the current year, a gain on settlement of debt, write down of oil & gas property and an overall decrease in all other expenses.

GOING CONCERN

The audited financial statements accompanying this report have been prepared on a going concern basis, which implies that our Company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business. Our Company has not generated revenues since inception, has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of our Company as a going concern is dependent upon: (i) the continued financial support from our shareholders; (ii) the ability of our Company to continue raising necessary equity financing to achieve its operating objectives; (iii) confirmation of the resource value of our oil and gas prospects; and (iv) the eventual attainment of profitable operations. As at August 31, 2010, our Company has a negative working capital of $106,039 and has accumulated losses of $4,776,139 since inception.

Our independent auditors included an explanatory paragraph in their annual report on our financial statements for the year ended August 31, 2010 regarding concerns about our ability to continue as a going concern. In addition, our financial statements contain further note disclosures in this regard. The continuation of our business plan is dependent upon our ability to continue raising sufficient new capital from equity or debt markets in order to fund our on-going operating losses and oil and gas acquisition and exploration activities. The issuance of additional equity securities could result in a significant dilution in the equity interests of our current stockholders.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

BASIS OF PRESENTATION

These financial statements and related notes are presented in accordance with generally accepted accounting principles in the United States of America ("US") and are expressed in US dollars. The Company is an exploration stage company as defined by Statement of Financial Accounting Standard ("SFAS") No. 7, "Accounting and Reporting by Development Stage Enterprises" and has not realized any revenues from its planned operations to date.

USE OF ESTIMATES AND ASSUMPTIONS

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are readily apparent from other sources. The actual results experienced by the Company may differ materially from the Company's estimates. To the extent there are material differences, future results may be affected. Estimates used in preparing these financial statements include the carrying value of oil and gas properties, and the fair value of stock-based compensation.

FINANCIAL INSTRUMENTS

The Company's financial instruments consist of cash, other receivables, accounts payable and amounts due to related parties. It is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of these financial instruments approximates their carrying values due to the relatively short maturity of these instruments.

OIL AND GAS PROPERTIES

The Company utilizes the full cost method to account for its investment in oil and gas properties. Accordingly, all costs associated with acquisition, exploration and development of oil and gas reserves, including such costs as leasehold acquisition costs, capitalized interest costs relating to unproven properties, geological expenditures, tangible and intangible development costs (including direct internal costs), are capitalized into the full cost pool. When the Company commences production from established proven oil and gas reserves, capitalized costs, including estimated future costs to develop the reserves and estimated abandonment costs, will be depleted on the units-of-production method using estimates of proven reserves. Investments in unproved properties and major development projects, including capitalized interest if any, are not depleted until proven reserves associated with the projects can be determined. If the future, exploration of unproven properties are determined to be uneconomical, the amount of such properties is added to the capital costs to be depleted. As of August 31, 2010, all of the Company's oil and gas properties were unproven and excluded from depletion.

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

FOREIGN CURRENCY TRANSLATION

The functional and reporting currency of the Company is the United States dollar. The Company accounts for foreign currency transactions in accordance with SFAS No. 52, "Foreign Currency Translation" (ASC 830). Monetary assets and liabilities denominated in foreign currencies are translated into United States Dollars at the period-end exchange rates. Non-monetary assets and liabilities are translated at the historical rates in effect when the assets were acquired or obligations incurred. Transactions occurring during the period are translated at rates in effect at the time of the transaction. The resulting foreign exchange gains and losses are included in operations.

INCOME TAXES

Income taxes are provided for in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"), as interpreted by FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" ("FIN 48"). Deferred tax assets and liabilities are recorded for temporary differences between the tax basis of assets and liabilities, computed pursuant to FIN 48 and the reported amounts in the consolidated financial statements using the statutory tax rates in effect for the year when the reported amount of the asset or liability is recovered or settled, respectively. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets to the amount that is more likely than not to be realized. For each tax position taken or expected to be taken in a tax return, the Company determine whether it is more likely than not that the position will be sustained upon examination based on the technical merits of the position, including resolution of any related appeals or litigation. A tax position that meets the more likely than not recognition threshold is measured to determine the amount of benefit to recognize. The tax position is measured at the largest amount of benefit that is greater than 50% likely of being realized upon settlement.

LOSS PER SHARE

The Company computes net loss per share in accordance with SFAS No. 128, "Earnings per Share", which requires presentation of both basic and diluted loss per share ("LPS") on the face of the statement of operations. Basic LPS is computed by dividing the net loss available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted LPS gives effect to all potentially dilutive common shares outstanding during the period, including convertible debt, stock options and warrants, using the treasury stock method. The computation of diluted LPS does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect on LPS.

COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Other than reported net income (loss), comprehensive income (loss) includes foreign currency translation adjustments and unrealized gains and losses on available-for-sale investments, which are disclosed in the accompanying consolidated statements of stockholders' deficit as comprehensive income (loss).

LONG-LIVED ASSETS

In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the carrying value of intangible assets and other long-lived assets is reviewed on a regular basis for the existence of facts or circumstances that may suggest impairment. The Company recognizes impairment when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset. Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value. At August 31, 2010, the Company took a one-time impairment charge of $40,000 (see
Note 3).

ASSET RETIREMENT OBLIGATIONS

The Company accounts for asset retirement obligations in accordance with the provisions of Statement of Financial Accounting Standard (SFAS) No. 143 "Accounting for Asset Retirement Obligations". SFAS No. 143 requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs an obligation associated with the retirement of tangible long-lived assets resulting from the acquisition, construction, development and/or normal use of these assets. At August 31, 2010, the Company has not recognized any amount for asset retirement obligations.

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

The Company,  on April 14, 2010 adopted a stock option plan,  however no options
have  been  granted  as  at  August  31,  2010  and  therefore  no   stock-based
compensation has been recorded to date for stock options.

COMPARATIVE FIGURES

Certain comparative figures have been reclassified to conform to the current year's presentation.

RECENT ACCOUNTING PRONOUNCEMENTS

The FASB established the FASB Accounting Standards Codification ("Codification") as the source of authoritative U.S. generally accepted accounting principles ("GAAP") recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements issued for interim and annual periods ending after September 15, 2009. The codification has changed the manner in which U.S. GAAP guidance is referenced, but did not have an impact on our consolidated financial position, results of operations or cash flows.

In January 2010, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2010-06, "Fair Value Measurements and Disclosures (Topic 820) -- Improving Disclosures about Fair Value Measurements." This ASU requires some new disclosures and clarifies some existing disclosure requirements about fair value measurement as set forth in Accounting Standards Codification ("ASC") 820. ASU 2010-06 amends ASC 820 to now require: (1) a reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers; and (2) in the reconciliation for fair value measurements using significant unobservable inputs, a reporting entity should present separately information about purchases, sales, issuances, and settlements. In addition, ASU 2010-06 clarifies the requirements of existing disclosures. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. Early application is permitted. The Company will comply with the additional disclosures required by this guidance upon its adoption in January 2010.

Also in January 2010, the FASB issued Accounting Standards Update No. 2010-03, "Extractive Activities--Oil and Gas--Oil and Gas Reserve Estimation and Disclosures." This ASU amends the "Extractive Industries--Oil and Gas" Topic of the Codification to align the oil and gas reserve estimation and disclosure requirements in this Topic with the SEC's Release No. 33-8995, "Modernization of Oil and Gas Reporting Requirements (Final Rule)," discussed below. The amendments are effective for annual reporting periods ending on or after December 31, 2009, and the adoption of these provisions on December 31, 2009 did not have a material impact on our consolidated financial statements.

SEC'S FINAL RULE ON OIL AND GAS DISCLOSURE REQUIREMENTS

On December 31, 2008, the Securities and Exchange Commission, referred to in this report as the SEC, issued Release No. 33-8995, "Modernization of Oil and Gas Reporting Requirements (Final Rule)," which revises the disclosures required by oil and gas companies. The SEC disclosure requirements for oil and gas companies have been updated to include expanded disclosure for oil and gas activities, and certain definitions have also been changed that will impact the determination of oil and gas reserve quantities. The provisions of this final rule are effective for registration statements filed on or after January 1, 2010, and for annual reports for fiscal years ending on or after December 31, 2009.

OFF-BALANCE SHEET ARRANGEMENTS

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial position, revenues and expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The accompanying notes are an integral part of these consolidated financial statements.

             [LETTERHEAD OF DALE MATHESON CARR-HILTON LABONTE LLP]


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Western Standard Energy Corp.

We have audited the accompanying balance sheets of Western Standard Energy Corp. (an exploration stage company) as of August 31, 2010 and 2009 and the related statements of operations, stockholders' deficit and cash flows for the years then ended and the period from October 16, 2003 (inception) to August 31, 2010. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, these financial statements present fairly, in all material respects, the financial position of Western Standard Energy Corp. as of August 31, 2010 and 2009 and the results of its operations and its cash flows for the years then ended and the period from October 16, 2003 (inception) through August 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has not generated revenues since inception, has incurred losses in developing its business, and further losses are anticipated. The Company requires additional funds to meet its obligations and the costs of its operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in this regard are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                           /s/ DMCL

                                           DALE MATHESON CARR-HILTON LABONTE LLP
                                                           CHARTERED ACCOUNTANTS
Vancouver, Canada
December 13, 2010

                          Western Standard Energy Corp.
                         (An Exploration Stage Company)
                           CONSOLIDATED BALANCE SHEETS

                                                                 August 31,             August 31,
                                                                   2010                   2009
                                                               ------------           ------------
ASSETS

CURRENT ASSETS
  Other receivables                                            $         --           $        535
  Prepaid expenses                                                       --                  1,337
                                                               ------------           ------------
                                                                         --                  1,872

OIL AND GAS PROPERTIES, unproven                                         --                192,691
                                                               ------------           ------------

                                                               $         --           $    194,563
                                                               ============           ============

LIABILITIES

CURRENT LIABILITIES
  Bank indebtedness                                            $         --           $      1,604
  Accounts payable and accrued liabilities                           46,039                 51,352
  Due to related parties                                                 --                191,713
  Notes payable                                                      60,000                     --
                                                               ------------           ------------
                                                                    106,039                244,669
                                                               ------------           ------------

STOCKHOLDERS' DEFICIT

COMMON STOCK
  Authorized:
   200,000,000 common shares with par value of $0.001
  Issued and outstanding:
   192,136 common shares (August 31, 2009 - 92,136)                     192                     92
ADDITIONAL PAID IN CAPITAL                                        4,670,033              4,555,073
OBLIGATION TO ISSUE SHARES                                               --                108,067
SUBSCRIPTION RECEIVABLE                                                (125)                    --
DEFICIT ACCUMULATED DURING EXPLORATION STAGE                     (4,776,139)            (4,713,338)
                                                               ------------           ------------
                                                                   (106,039)               (50,106)
                                                               ------------           ------------

                                                               $         --           $    194,563
                                                               ============           ============


   The accompanying notes are an integral part of these financial statements

                          Western Standard Energy Corp.
                         (An Exploration Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                                      Cumulative from
                                                                                                      October 16, 2003
                                                           Year ended             Year ended           (Inception) to
                                                           August 31,             August 31,             August 31,
                                                              2010                   2009                   2010
                                                          ------------           ------------           ------------
EXPENSES
  Advertising and promotion                               $         --           $        161           $     48,670
  Audit and accounting fees                                     26,000                 62,558                261,368
  Depreciation                                                      --                  1,736                 12,280
  Consulting fees and expenses                                      --                  1,333                 17,916
  Foreign exchange (gain) loss                                   2,948                  9,759                 23,786
  Gain on disposal of oil and gas properties                    (5,809)                    --                 (5,809)
  Gain on settlement of debt                                  (104,992)                    --               (104,992)
  Impairment of oil and gas properties                              --                960,551                960,551
  Interest expense                                               6,729                  3,196                 41,741
  Interest income                                                   --                   (165)                (3,716)
  Investor communications and transfer agent                    17,202                 22,715                502,133
  Legal fees                                                    31,086                 43,525                233,017
  Office and general administration                              3,632                 24,763                196,422
  Product development                                               --                     --                876,451
  Salaries and management fees                                  54,406                226,433              1,283,082
  Stock-based compensation                                          --                 56,833                104,366
  Travel and entertainment                                          --                  9,796                193,807
  Web and graphic design                                         1,735                 14,266                129,716
  Write-down of assets and liabilities-net                     (10,136)                    --                (34,650)
  Write-down of oil and gas property                            40,000                     --                 40,000
                                                          ------------           ------------           ------------
                                                                62,801              1,437,460              4,776,139
                                                          ------------           ------------           ------------

NET LOSS                                                  $    (62,801)          $ (1,437,460)          $ (4,776,139)
                                                          ============           ============           ============

LOSS PER SHARE - BASIC AND DILUTED                        $      (0.43)          $     (15.73)
                                                          ============           ============
WEIGHTED AVERAGE NUMBER OF COMMON STOCK OUTSTANDING -
 BASIC AND DILUTED                                             145,835                 91,406
                                                          ============           ============


   The accompanying notes are an integral part of these financial statements

                          Western Standard Energy Corp.
                         (An Exploration Stage Company)
                            STATEMENTS OF CASH FLOWS

                                                                                                    Cumulative from
                                                                                                    October 16, 2003
                                                         Year ended             Year ended           (Inception) to
                                                         August 31,             August 31,             August 31,
                                                            2010                   2009                   2010
                                                        ------------           ------------           ------------
CASH FLOW FROM OPERATING ACTIVITIES
  Net loss                                              $    (62,801)          $ (1,437,460)          $ (4,776,139)
  Non-cash items included in net loss
    Impairment of oil and gas properties                          --                960,551                960,551
    Gain on disposal of oil and gas properties                (5,809)                    --                 (5,809)
    Interest                                                   5,896                     --                  5,896
    Write-down of accounts payable                                --                     --                 30,374
    Write-down of assets and liabilities, net                (10,136)                    --                 (4,276)
    Write-down of oil and gas properties                      40,000                     --                 40,000
    Depreciation                                                  --                  1,736                 12,280
    Gain on settlement of debt                              (104,992)                    --               (104,992)
    Stock issued for service                                      --                 56,833                104,366
    Changes in non-cash working capital
    Receivables                                                 (535)                 1,350                 (1,070)
    Prepaid expenses                                           1,337                 25,084                 31,650
    Accounts payable and accrued liabilities                  44,189                 (1,603)               (12,209)
                                                        ------------           ------------           ------------
NET CASH USED IN OPERATING ACTIVITIES                        (92,851)              (393,509)            (3,719,378)
                                                        ------------           ------------           ------------
INVESTING ACTIVITIES
  Purchase of equipment                                           --                     --                (20,287)
  Expenditures on oil and gas properties                          --                (38,727)              (703,242)
  Proceeds on sale of oil and gas properties                  38,500                     --                 38,500
                                                        ------------           ------------           ------------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES           38,500                (38,727)              (685,029)
                                                        ------------           ------------           ------------
FINANCING ACTIVITIES
  Increase in bank indebtedness                               (1,604)                 1,604                     --
  Due to related parties                                      (4,045)               165,705              1,307,771
  Note payable                                                60,000                     --                 60,000
  Issuance of common shares for cash                              --                195,000              2,685,000
  Net cash acquired on recapitalization                           --                     --                351,636
                                                        ------------           ------------           ------------
NET CASH FROM FINANCING ACTIVITIES                            54,351                362,309              4,404,407

DECREASE IN CASH                                                  --                (69,927)                    --
Cash, beginning                                                   --                 69,927                     --
                                                        ------------           ------------           ------------

CASH, ENDING                                            $         --           $         --           $         --
                                                        ============           ============           ============
SUPPLEMENTARY INFORMATION
CASH PAID FOR:
  Interest                                              $        833           $      1,733           $     34,382
  Income taxes                                          $         --           $         --           $         --
                                                        ============           ============           ============
NON-CASH FINANCING AND INVESTING ACTIVITIES
  Forgiveness of debt                                   $     24,000           $         --           $     24,000
  Loans settled with oil and gas propery interest       $    213,542           $         --           $    214,138
  Loans converted to common shares                      $         --           $         --           $    879,842
  Oil and gas property purchased for common shares      $         --           $         --           $    450,000
                                                        ============           ============           ============


   The accompanying notes are an integral part of these financial statements

                          Western Standard Energy Corp.
                         (An Exploration Stage Company)
                       STATEMENTS OF STOCKHOLDERS' DEFICIT
             FOR THE PERIOD FROM OCTOBER 16, 2003 TO AUGUST 31, 2010

                                                Common stock      Additional  Obligation                                  Total
                                              ----------------     paid in     to Issue   Subscription  Accumulated    Stockholders'
                                              Shares    Amount     capital      Shares     Receivable     Deficit        Deficit
                                              ------    ------     -------      ------     ----------     -------        -------
BALANCE - OCTOBER 16, 2003
 (DATE OF INCEPTION)                               --   $   --    $       --   $      --     $   --     $        --    $        --
                                             --------   ------    ----------   ---------     ------     -----------    -----------
Issuance of stock at $0.001
 per share                                          2       --            --          --         --              --             --
Net loss                                           --       --            --          --         --        (150,261)      (150,261)
                                             --------   ------    ----------   ---------     ------     -----------    -----------
BALANCE - AUGUST 31, 2004                           2       --            --          --         --        (150,261)      (150,261)
Issuance of stock for services
 at $0.001 per share                           27,000       27        17,973          --         --              --         18,000
Issuance of stock for services
 at $0.001 per share                              562        1           374          --         --              --            375
Net loss                                           --       --            --          --         --        (491,574)      (491,574)
                                             --------   ------    ----------   ---------     ------     -----------    -----------
BALANCE AUGUST 31, 2005                        27,564       28        18,348          --         --        (641,835)      (623,460)
Issuance of stock for services
 at $0.001 per share                            4,500        4         2,996          --         --              --          3,000
Issuance of stock for loan conversions
 at $0.0335 per share                           2,812        3        94,307          --         --              --         94,310
Issuance of stock for loan conversions
 at $0.0676 per share                          11,625       12       785,520          --         --              --        785,532
Net loss                                           --       --            --          --         --        (336,776)      (336,776)
                                             --------   ------    ----------   ---------     ------     -----------    -----------
BALANCE AUGUST 2006                            46,501       47       901,171          --         --        (978,611)       (77,394)
Cancellation of shares returned to
 treasury at $0.001 per share                  (1,387)      (1)         (924)       (925)
Issuance of stock for cash at $0.0005
 per share                                     93,750       93        49,907          --         --              --         50,000
Issuance of stock under private placement
 for cash at $0.333 per share                     600        1       199,999          --         --              --        200,000
Issuance of stock under private placement
 for cash at $0.667 per share                     862        1       574,999          --         --              --        575,000
Cancellation of shares                        (54,862)     (55)           54          --         --              --             --
Recapitaliztion adjustment                         --       --      (305,127)         --         --              --       (305,127)
Issuance of stock under private placement
 for cash at $0.667 per share                     450       --       300,000          --         --              --        300,000
Issuance of stock uinder private placement
 for cash at $0.379 per share                     528        1       199,999          --         --              --        200,000
Issuance of stock under private placement
 for cash at $0.238 per share                     419       --       100,000          --         --              --        100,000
Issuance of stock for assignment of farmout
 agreement at $0.30 per share                   1,500        1       449,999          --         --              --        450,000
Net loss                                           --       --            --          --         --      (1,163,678)    (1,163,678)
                                             --------   ------    ----------   ---------     ------     -----------    -----------
BALANCE AUGUST 31, 2007                        88,361       88     2,470,077          --         --      (2,142,289)       327,876
Issuance of stock under private placement
 for cash of $0.26 per share                      576        1       149,999          --         --              --        150,000
Cancellation of stock                          (3,234)      (3)            3          --         --              --             --
Issuance of stock under private placement
 for cash of $0.40 per share                    1,600        2       639,998          --         --              --        640,000
Issuance of stock under private placement
 for cash of $0.50 per share                    1,500        1       749,999          --         --              --        750,000
Issuance of stock under private placement
 for cash of $0.30 per share                      833        1       249,999          --         --              --        250,000
Issuance of stock under private placement
 for cash of $0.25 per share                      400       --       100,000          --         --              --        100,000
Obligation to issue shares                         --       --            --      45,083         --              --         45,083
Net loss                                           --       --            --          --         --      (1,133,589)    (1,133,589)
                                             --------   ------    ----------   ---------     ------     -----------    -----------
BALANCE AUGUST 31, 2008                        90,036   $   90    $4,360,075   $  45,083     $   --     $(3,275,878)   $ 1,129,370
Issuance of stock under private placement
 for cash of $0.15 per share                    1,000        1       149,999          --         --              --        150,000
Issuance of stock under private placement
 for cash of $0.05 per share                      600        1        29,999          --         --              --         30,000
Issuance of stock under private placement
 for cash of $0.03 per share                      500       --        15,000          --         --              --         15,000
Obligation to issue shares                         --       --            --      62,984         --              --         62,984
Net Loss                                           --       --            --          --         --      (1,437,460)    (1,437,460)
                                             --------   ------    ----------   ---------     ------     -----------    -----------
BALANCE AUGUST 31, 2009                        92,136       92     4,555,073     108,067         --      (4,713,338)       (50,106)
Obligation to issue shares-debt settled            --       --            --    (108,067)        --              --       (108,067)
Settlement of related party debt                   --       --       117,542          --         --              --        117,542
Sale of UK Subsidiary                              --       --        (2,607)         --         --              --         (2,607)
                                              100,000      100            25          --       (125)             --             --
Net Loss                                           --       --            --          --         --         (62,801)       (62,801)
                                             --------   ------    ----------   ---------     ------     -----------    -----------
BALANCE AUGUST 31, 2010                       192,136   $  192    $4,670,033   $      --     $ (125)    $(4,776,139)   $  (106,039)
                                             ========   ======    ==========   =========     ======     ===========    ===========

   The accompanying notes are an integral part of these financial statements

                          Western Standard Energy Corp.
                         (An Exploration Stage Company)
                    NOTES TO FINANCIAL STATEMENTS DEFICIENCY
                                 August 31, 2010


1. NATURE OF BUSINESS AND CONTINUANCE OF OPERATIONS

Western Standard Energy Corp. (the "Company") was incorporated on February 2, 2005 under the laws of the State of Nevada.

GOING CONCERN

These financial statements have been prepared in accordance with United States generally accepted accounting principles, on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at August 31, 2010, the Company was in the exploration stage; has incurred a net loss of $62,801 for the year ended August 31, 2010 [2009 - $1,437,460] and at August 31, 2010 had a deficit accumulated of $4,776,139 [2009 - $4,713,338]. The Company has no revenue and has an accumulated deficit and negative working capital of $106,039 as at August 31, 2010. Further losses are anticipated in the development of its business and there can be no assurance that the Company will be able to achieve or maintain profitability. The continuing operations of the Company and the recoverability of the carrying value of its assets depends upon the ability of the Company to obtain necessary financing to fund its on-going working capital requirements and exploration activities, and upon future profitable operations. The accompanying financial statements do not include any adjustments relative to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty. There is no assurance that equity or debt capital will be available as necessary to meet the Company's capital requirements or, if the capital is available, that it will be on terms acceptable to the Company. The issuances of additional equity securities by the Company may result in significant dilution in the equity interests of its current shareholders. Obtaining commercial loans, assuming those loans would be available, will increase the Company's liabilities and future cash commitments. If the Company is unable to obtain financing in the amounts and on terms deemed acceptable, the business and future success may be adversely affected.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION AND CONSOLIDATION

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles ("GAAP") in the United States of America and are presented in US dollars. The Company is an exploration stage company and has not realized any revenues to date.

USE OF ESTIMATES AND ASSUMPTIONS

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company's estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected. The most significant estimates with regard to these financial statements relate to carrying values of oil and gas leases and deferred income tax rates and timing of the reversal of income tax differences.

FINANCIAL INSTRUMENTS

The fair value of the Company's financial instruments, consisting of cash, other receivables, bank indebtedness, accounts payable, notes payable and amount due to related parties is estimated to be equal to their carrying value. It is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

OIL AND GAS PROPERTIES

The Company utilizes the full cost method to account for its investment in oil and gas properties. Accordingly, all costs associated with acquisition, exploration and development of oil and gas reserves, including such costs as leasehold acquisition costs, capitalized interest costs relating to unproven properties, geological expenditures, tangible and intangible development costs (including direct internal costs), are capitalized into the full cost pool. When the Company commences production from established proven oil and gas reserves, capitalized costs, including estimated future costs to develop the reserves and estimated abandonment costs, will be depleted on the units-of-production method using estimates of proven reserves. Investments in unproved properties and major development projects, including capitalized interest if any, are not depleted until proven reserves associated with the projects can be determined. If the future, exploration of unproven properties are determined to be uneconomical, the amount of such properties is added to the capital costs to be depleted. As of August 31, 2010, all of the Company's oil and gas properties were unproven and excluded from depletion.

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

FOREIGN CURRENCY TRANSLATION

Foreign denominated monetary assets and liabilities are translated into their United States dollar equivalents using foreign exchange rates which prevailed at the balance sheet date. Revenue and expenses are translated at average rates of exchange during the period. Related translation adjustments are reported as a separate component of stockholders' equity, whereas gains or losses resulting from foreign currency transactions are included in results of operations.

INCOME TAXES

Deferred income taxes are provided for tax effects of temporary differences between the tax basis of asset and liabilities and their reported amounts in the financial statements. The Company uses the liability method to account for income taxes, which requires deferred taxes to be recorded at the statutory rate expected to being in effect when the taxes are paid. Valuation allowances are provided for a deferred tax asset when it is more likely than not that such asset will not be realized.

Management evaluates tax positions taken or expected to be taken in a tax return. The evaluation of a tax position includes a determination of whether a tax position should be recognized in the financial statements and such a position should only be recognized if the Company determines that it is more likely than not that the tax position will be sustained upon examination by the tax authorities, based upon the technical merits of the position. For those tax positions that should be recognized, the measurement of a tax position is determined as being the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement.

LOSS PER SHARE

Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. Because the Company does not have any potentially dilutive securities, diluted loss per share is equal to basic loss per share.

LONG-LIVED ASSETS

The carrying value of long-lived assets are reviewed on a regular basis for the existence of facts or circumstances that may suggest impairment. The Company recognizes impairment when the fair value is less than the carrying amount of an asset.

ASSET RETIREMENT OBLIGATIONS

The Company records the fair value of an asset retirement obligation as a liability in the period in which it incurs an obligation associated with the retirement of tangible long-lived assets resulting from the acquisition, construction, development and/or normal use of these assets. At August 31, 2010, the Company has not recognized any amount for asset retirement obligations.

COMPARATIVE FIGURES

Certain comparative figures have been reclassified to conform to the current year's presentation.

RECENT ACCOUNTING PRONOUNCEMENTS

Recent pronouncements with future effective dates are either not applicable or are not expected to be significant to the financial statements of the Company.

3. OIL AND GAS PROPERTIES

The Company's unproven oil and gas properties are as follows:

                                                                       August 31, 2010      August 31, 2009
                                                                       ---------------      ---------------
(a) Starbuck East Shallow Gas Prospect, Valley County, Montana
      Acquisition Costs                                                   $      --           $ 450,000
      Exploration costs                                                          --             510,551
                                                                          ---------           ---------
                                                                                 --             960,551
      Less: Provision for impairment                                             --            (960,551)
                                                                          ---------           ---------
                                                                                 --                  --
(b) Lodgepole Reef-Bakken Oil and Gas Prospects, Stark and Slope
    Counties, North Dakota
      Acquisition costs                                                     152,691             152,691
      Saloe of 11 leases (b) (i)                                            (10,000)
      Sale of 5 leases (b) (ii)                                             (22,691)
      Disposal of oil & gas properties to a former director                (120,000)                 --
                                                                          ---------           ---------
                                                                                 --             152,691
                                                                          =========           =========
(c) Bakken Oil Shale Prospects, Stark Country, North Dakota
      Acquisition costs                                                      40,000              40,000
      Write off lease - expired                                             (40,000)                 --
                                                                          ---------           ---------
      Total Costs                                                         $      --           $ 192,691
                                                                          =========           =========

(A)  STARBUCK EAST SHALLOW GAS PROSPECTS - VALLEY COUNTY, MONTANA

     The Company paid a total of $960,551 in acquisition and exploration costs for the Starbuck East Shallow Gas Prospects in Valley County, Montana. Since the Company was unable to reach an agreement with Coastal Petroleum Company ("CPC") to modify the terms of the farmout agreement, the Company decided not to drill a second test well and therefore considered its interest in the Starbuck East Shallow Gas Prospects permanently impaired. As a result the Company took a one-time impairment charge of $960,551.

(B) LODGEPOLE REEF-BAKKEN OIL AND GAS PROSPECTS - STARK AND SLOPE COUNTIES, NORTH DAKOTA

     During the year ended August 31, 2010, the Company sold its interests in the prospect areas as follows:

     (i) On September 18, 2009, the Company sold eleven gas leases with a cost of $10,000 for proceeds of $13,500 plus a 4.5% overriding royalty on future production, if any.

     (ii) On November 23, 2009, the Company sold five leases with a cost of $22,691 for proceeds of $25,000 plus a 3% overriding royalty on future productions, if any.

     (iii)On December 17, 2009, the Company entered into an agreement with a former director to assign all the remaining leases with a cost of $120,000 in forgiveness of $213,542 in debt owing to the former director (see Note 4).

(C)  BAKKEN OIL-SHALE PROSPECTS - STARK COUNTY, NORTH DAKOTA

     On July 31, 2007, the Company exercised its option on one of four Bakken Reef lease prospects in Stark County and paid $40,000. This lease is paid-up for three years and the Company is entitled to a 100% working interest subject to a 5% landowner royalties and a 20% back-in working interest after royalty payout.

     The lease expired on July 31, 2010, therefore the full amount totaling $40,000 was written off.

4. RELATED PARTY TRANSACTIONS

At August 31, 2010, the Company owed $Nil (August 31, 2009 - $191,713) to related parties.

On December 17, 2009, the Company entered into an assignment and purchase agreement with a former director to assign oil and gas properties in return for forgiveness of outstanding debt totaling $213,542, resulting in a gain of $93,542. Also, the Company sold its subsidiary, Western Standard Energy Limited to the former director for proceeds of $2 resulting in a loss of $2,607. Both the gain on the sale of unproved oil and gas interests and the loss on the sale of the Company's subsidiary were recorded in additional paid in capital as it resulted from transactions with a related party.

On December 17, 2009, a former director of the Company forgave $24,000 due by the Company, which was also recorded in additional paid in capital as it resulted from a transaction with a related party.

All related party transactions are measured at the exchange amount, which is the consideration established and agreed to by the related parties.

5. NOTE PAYABLE

On December 22, 2009, the Company entered into a loan agreement with an individual and a corporation whereby the Company agreed to issue notes payable in exchange for proceeds of $60,000. The note bears interest at 11% per annum, secured by the assets of the Company and is payable on demand. At August 31, 2010, the Company owed $60,000 (2009 - $Nil) on the note and $5,896 (2009 -
$Nil) in accrued interest. In addition, the note holders paid expenses on behalf of the Company totaling $32,277 (2009 - $Nil) which is included in accounts payable and accrued liabilities.

6. COMMON STOCK

At August 31, 2010, the authorized common stock of the Company was 200,000,000 voting shares with $0.001 par value, of which 192,136 were issued and outstanding.

     (i) Effective February 3, 2010, the Company effected a one thousand to one (1000:1) reverse stock split of shares of common stock. As a result, the Company's authorized capital decreased from 2,812,500,000 shares of common stock to 2,812,500 shares of common stock and its issued and outstanding shares of common stock decreased from 92,136,022 shares of common stock to 92,136 shares of common stock.

     (ii) On February 16, 2010, the Company issued 100,000 shares of its common stock at a price per share of $0.00125 pursuant to a private placement.

     (iii)On April 14, 2010, the Company's shareholders approved an increase at its authorized share capital from 2,812,500 shares of common stock to 200,000,000 shares of common stock.

On April 14, 2010, the Company's shareholders approved a resolution to adopt the 2010 Equity Compensation Plan and authorize the Company's directors to grant up to 5,000,000 stock options pursuant to the terms and conditions of the stock option plan. As at August 31, 2010 no options were granted.

All share and par share information in these financial statements has been re-stated for all periods presented to reflect the above changes.

OBLIGATION TO ISSUE SHARES

During the year ended August 31, 2010, the Company reached an agreement to settle its obligation to issue shares to former advisors and a consultant in the amount of $108,067 in exchange for payment of $3,075 cash, resulting in a gain on settlement of $104,992.

SHARE PURCHASE WARRANTS

As at August 31, 2010 all share purchase warrants outstanding at August 31, 2009 have been cancelled.

7. INCOME TAXES

As of August 31, 2010, the Company had accumulated non-capital loss carry-forwards of approximately $4,002,800 these losses are available to reduce taxable income in future taxation years and begin to expire in 2024 after a carry-forward period of 20 years. The Company is required to compute the deferred tax benefits from non-capital loss carry-forwards. However, due to the uncertainty of realization of these loss carry-forwards, a full valuation allowance has been provided against this deferred tax asset.

At August 31, 2010 and 2009, the components of the deferred tax asset, the statutory tax rate, the effective tax rate and the elected amount of the valuation allowance are shown below:

                                           August 31,              August 31,
                                              2010                    2009
                                          ------------            ------------

Non-capital tax loss carry forwards       $  4,002,800            $  3,940,000
Statutory tax rate                                  35%                     35%
Effective tax rate                                  --                      --
Deferred tax asset                           1,400,980               1,379,000
Less: valuation allowance                   (1,400,980)             (1,379,000)
                                          ------------            ------------
NET DEFERRED TAX ASSET                    $         --            $         --
                                          ============            ============

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL MATTERS

None

ITEM 9A(T). CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

As required by paragraph (b) of Rules 13a-15 or 15d-15 under the Exchange Act, our management, with the participation of our principal executive and principal financial officer, evaluated our company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our company's reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our company's reports filed under the Exchange Act is accumulated and communicated to our principal executive and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING.

Our Company's management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) for our company. Our Company's internal control over financial reporting is designed to provide reasonable assurance, not absolute assurance, regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America. Internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our company's assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles in the United States of America, and that our Company's receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions and that the degree of compliance with the policies or procedures may deteriorate.

Our Management, including our principal executive officer and principal financial officer, conducted an evaluation of the design and operation of our internal control over financial reporting as of August 31, 2010 based on the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management's authorization and recorded properly to permit the preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States. Our management has concluded that, as of August 31, 2010, our internal control over financial reporting is effective. Our management reviewed the results of their assessment with our Board of Directors.

This report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our company's registered public accounting firm pursuant to temporary rules of the SEC that permit our company to provide only management's report in this Annual Report on Form 10-K.

INHERENT LIMITATIONS ON EFFECTIVENESS OF CONTROLS

Internal control over financial reporting has inherent limitations which include but is not limited to the use of independent professionals for advice and guidance, interpretation of existing and/or changing rules and principles, segregation of management duties, scale of organization, and personel factors. Internal control over financial reporting is a process which involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements on a timely basis, however these inherent limitations are known features of the financial reporting process and it is possible to design into the process safeguards to reduce, though not eliminate, this risk. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal controls over financial reporting that occurred during the year ended August 31, 2010 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

CERTIFICATES

Certificates with respect to disclosure controls and procedures and internal control over financial reporting under Rules 13a-14(a) or 15d-14(a) of the Exchange Act are attached to this Annual Report on Form 10-K.

ITEM 9B. OTHER INFORMATION

Effective December 21, 2009, Dan Bauer resigned as our President, Chief Executive Officer, Chief Financial Officer, Secretary and Director. As a result of the resignation, we appointed Peter Jenks as our new President, Chief Executive Officer, Chief Financial Officer, Secretary and to the board of directors. The resignation and appointment is effective December 17, 2009. Peter Jenks is now our sole officer and director.

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

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

DIRECTORS AND OFFICERS

                                                                                 Date First Elected
   Name                     Position Held with our Company               Age        or Appointed
   ----                     ------------------------------               ---        ------------
Peter Jenks        President, Secretary, Treasurer and sole Director      51      December 17, 2009

SIGNIFICANT EMPLOYEES

   Name                     Position Held with our Company               Age       Date Appointed
   ----                     ------------------------------               ---       --------------

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

Peter Jenks, Director, President and Chief Executive Officer

Mr. Jenks has been our President and CEO since December 17, 2009. Mr. Jenks has over 20 years experience in the golf course and ski hill resort industry and is currently engaged with the City of Estevan, Saskatchewan

INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

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

     4. being the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph
          (f)(3)(i) of this section, or to be associated with persons engaged in any such activity;
     5. being found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated; or
     6 being found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

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

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that all filing requirements applicable to our officers, directors and greater than 10% beneficial owners were complied with, with the exception of the following:

                    Number of
                Transactions Not
                Number of Late          Reported on a         Failure to File
 Name               Reports             Timely Basis          Requested Forms
 ----               -------             ------------          ---------------
 Nil                  Nil                    Nil                    Nil

CODE OF ETHICS

We have not yet adopted a Code of Ethics but intend to do so in the near future.

CORPORATE GOVERNANCE

Peter Jenks is our sole director and officer. He is not independent as the term is used in Item 7(d)(3)(iv) of Schedule 14A under the SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. We do not have a standing Nominating, Compensation or Audit Committee.

NOMINATING COMMITTEE

We do not have standing nominating or compensation committees, or committees performing similar functions. Our board of directors believe that it is not necessary to have a standing compensation committee at this time because the functions of such committee are adequately performed by our board of directors.

Our board of directors also is of the view that it is appropriate for us not to have a standing nominating committee because our board of directors has performed and will perform adequately the functions of a nominating committee. Our board of directors has not adopted a charter for the nomination committee. There has not been any defined policy or procedure requirements for stockholders to submit recommendations or nomination for directors. Our board of directors does not believe that a defined policy with regard to the consideration of candidates recommended by stockholders is necessary at this time because we believe that, given the early stages of our development, a specific nominating policy would be premature and of little assistance until our business operations are at a more advanced level. There are no specific, minimum qualifications that our board of directors believes must be met by a candidate recommended by our board of directors. The process of identifying and evaluating nominees for director typically begins with our board of directors soliciting professional firms with whom we have an existing business relationship, such as law firms, accounting firms or financial advisory firms, for suitable candidates to serve as directors. It is followed by our board of directors' review of the candidates' resumes and interview of candidates. Based on the information gathered, our board of directors then makes a decision on whether to recommend the candidates as nominees for director. We do not pay any fee to any third party or parties to identify or evaluate or assist in identifying or evaluating potential nominee.

A shareholder who wishes to recommend nominees to our board of directors may do so in writing to our President, Peter Jenks, at the address appearing on the first page of this annual report.

AUDIT COMMITTEE AND AUDIT COMMITTEE FINANCIAL EXPERT

We do not have a standing audit committee at the present time. Our board of directors has determined that we do not have a board member that qualifies as an "audit committee financial expert" as defined in Item 407(d)(5)(ii) of Regulation S-K, nor do we have a board member that qualifies as "independent" as the term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended.

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

OTHER COMMITTEES

All proceedings of our board of directors for the year ended August 31, 2010 were conducted by resolutions consented to in writing by our directors and filed with the minutes of the proceedings of the board of directors. Our company currently does not have nominating, compensation or audit committees or committees performing similar functions nor does our company have a written nominating, compensation or audit committee charter. Our board of directors believes it is not necessary to have such committees for the reasons indicated above.

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

A shareholder who wishes to communicate with our board of directors may do so by directing a written request addressed to our President, Peter Jenks, at the address appearing on the first page of this annual report.

ITEM 11.  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION

The particulars of compensation paid to the following persons:

     (a)  our principal executive officer;
     (b) each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended August 31, 2010 and 2009; and

     (c) up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the most recently completed financial year, who we will collectively refer to as the named executive officers, for our year ended August 31, 2010, are set out in the following summary compensation table:

                                                                     Non-Equity      Nonqualified
 Name and                                                            Incentive         Deferred
 Principal                                    Stock       Option        Plan         Compensation     All Other
 Position       Year   Salary($)  Bonus($)   Awards($)   Awards($)  Compensation($)   Earnings($)   Compensation($)  Totals($)
 --------       ----   ---------  --------   ---------   ---------  ---------------   -----------   ---------------  ---------
Peter Jenks     2010        Nil     Nil         Nil         Nil           Nil             Nil               Nil           Nil

Dan Bauer,      2010   $ 49,080     Nil         Nil         Nil           Nil             Nil             5,327        54,407
President,      2009   $188,411     Nil         Nil         Nil           Nil             Nil            25,618       214,029
CEO, CFO,
Treasurer &
Secretary1

Julian Lee      2010       Nil      Nil         Nil         Nil           Nil             Nil               Nil           Nil
former CFO(1)   2009   $ 3,000      Nil         Nil         Nil           Nil             Nil               Nil         3,000

----------
1. No longer an officer or director of the Company.

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

DIRECTOR COMPENSATION POLICY

Directors of our Company may be paid for their expenses incurred in attending each meeting of the directors. In addition to expenses, directors may be paid a sum for attending each meeting of the directors or may receive a stated salary as director. No payment precludes any director from serving our company in any other capacity and being compensated for such service. During the year ended August 31, 2010, we did not pay any compensation or grant any stock options to our directors.

                   Fees                              Non-Equity      Nonqualified
                  Earned                             Incentive         Deferred
                 Paid in      Stock      Option        Plan          Compensation      All Other
    Name         Cash($)     Awards($)  Awards($)  Compensation($)    Earnings($)    Compensation($)   Total($)
    ----         -------     ---------  ---------  ---------------    -----------    ---------------   --------
Peter Jenks        Nil         Nil         Nil          Nil              Nil              Nil            Nil

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

As at August 31, 2010, we had not adopted any equity compensation plan and no stock, options, or other equity securities were awarded to our executive officers except as listed below.

                                      Option Awards                                             Stock Awards
          -----------------------------------------------------------------   -------------------------------------------------
                                                                                                                        Equity
                                                                                                                       Incentive
                                                                                                           Equity        Plan
                                                                                                          Incentive     Awards:
                                                                                                            Plan       Market or
                                                                                                           Awards:      Payout
                                             Equity                                                       Number of    Value of
                                            Incentive                            Number                   Unearned     Unearned
                                           Plan Awards;                            of          Market      Shares,      Shares,
            Number of      Number of        Number of                            Shares       Value of    Units or     Units or
           Securities     Securities       Securities                           or Units     Shares or     Other         Other
           Underlying     Underlying       Underlying                           of Stock      Units of     Rights       Rights
           Unexercised    Unexercised      Unexercised    Option     Option       That       Stock That     That         That
            Options         Options         Unearned     Exercise  Expiration   Have Not      Have Not    Have Not     Have Not
Name      Exercisable(#) Unexercisable(#)   Options(#)    Price($)    Date      Vested(#)     Vested($)   Vested(#)    Vested(#)
----      -------------- ----------------  ----------     -----       ----      ---------     ---------   ---------    ---------
Peter          Nil            Nil              Nil         Nil         Nil         Nil           Nil         Nil         Nil
Jenks

OPTION EXERCISES AND STOCK VESTED TABLE.

None of our directors, officers or employees has exercised their stock options.

                        OPTION EXERCISES AND STOCK VESTED

                        OPTION AWARDS                      STOCK AWARDS
               ------------------------------      ----------------------------
                Number of                           Number of
                 Shares              Value           Shares            Value
               Acquired On        Realized On      Acquired On      Realized On
  Name         Exercise(#)        Exercise($)       Vesting(#)       Vesting($)
  ----         -----------        -----------       ----------       ----------
Peter Jenks        Nil                Nil              Nil               Nil

RE-PRICING OF OPTIONS/SARS

None.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

We have not adopted a stock option plan and have not granted any stock options.

                      EQUITY COMPENSATION PLAN INFORMATION

                                                                                                     Number of Securities
                                Number of Securities to be                                         Remaining Available for
                                 Issued Upon Exercise of         Weighted-Average Exercise         Future Issuance Under
                                   Outstanding Options,        Price of Outstanding Options,     Equity Compensation Plans
                                   Warrants and Rights             Warrants and Rights              (excluding column (a))
   Plan Category                           (a)                             (b)                              (c)
   -------------                   -------------------             -------------------           -------------------------
Equity Compensation Plans                  Nil                            Nil                               Nil
Approved by Security
Holders

Equity Compensation Plans Not              Nil                            Nil                               Nil
Approved by Security Holders

     Total                                 Nil                            Nil                               Nil

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

Title of             Name and address of            Amount and nature of         Percent of
 class                 beneficial owner             beneficial ownership          class (2)
 -----                 ----------------             --------------------          ---------
common             Monaco Capital Inc.                 100,000  direct             51.49%
stock              7 New Road, Second Floor #6
                   Belize City, Belize

SECURITY OWNERSHIP OF MANAGEMENT

Title of             Name and address of            Amount and nature of         Percent of
 class                 beneficial owner             beneficial ownership          class (2)
 -----                 ----------------             --------------------          ---------
common                       Nil                            Nil                      Nil
stock

----------
2. Percentage of ownership is based on 192,136 common shares issued and outstanding as of November 30, 2010.

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

None.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
         INDEPENDENCE

TRANSACTIONS WITH RELATED PERSONS

None of the following parties has, since our date of incorporation, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us, other than as noted in this section:

     (i)  Any of our directors or officers;
     (ii) Any person proposed as a nominee for election as a director;
     (iii)Any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to our outstanding shares of common stock;
     (iv) Any of our promoters; and
     (v) Any member of the immediate family (including spouse, parents, children, siblings and in- laws) of any of the foregoing persons.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

AUDIT FEES

For the years ended August 31, 2010 and 2009, the aggregate fees billed by Dale Matheson Carr-Hilton Labonte LLP for professional services rendered for the quarterly reviews and annual audit of our consolidated financial statements included in our quarterly reports on Form 10-Q and our annual report on Form 10-K were:

                                           Year Ended             Year Ended
                                        August 31, 2010        August 31, 2009
                                        ---------------        ---------------
Audit Fees and Audit Related Fees           $20,000
Income Tax Fees                             $    --
All Other Fees                              $ 9,500
TOTAL

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

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before Dale Matheson is engaged by us to render any auditing or permitted non-audit related service, the engagement be:

     * approved by our audit committee (which consists of our entire board of directors); or
     * entered into pursuant to pre-approval policies and procedures established by the board of directors, provided the policies and procedures are detailed as to the particular service, the board of directors is informed of each service, and such policies and procedures do not include delegation of the board of directors' responsibilities to management.

The board of directors pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by the board of directors either before or after the respective services were rendered.

The board of directors has considered the nature and amount of fees billed by Dale Matheson and believes that the provision of services for activities unrelated to the audit is compatible with maintaining Dale Matheson's independence.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibits required by Item 601 of Regulation S-K:

Exhibit
  No.                                Description
-------                              -----------

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

10.28 Letter of Intent with East Dickinson Oil and Gas Co. dated October 31, 2008 (attached as an exhibit to our current report on Form 8-K filed on November 10, 2008)

10.29 Assignment Agreement with East Dickinson Oil and Gas Co., dated November 3, 2008 (attached as an exhibit to our annual report on Form 10-K filed on December 15, 2008)

10.30 Assignment Agreement with Stark County Oil & Gas Co., dated November 3, 2008 (attached as an exhibit to our annual report on Form 10-K filed on December 15, 2008)

10.31 Assignment Agreement with East Dickinson Oil & Gas Co., dated September 18, 2009 (attached as an exhibit to our annual report on Form 10-K filed on December 14, 2009)

10.32 Assignment Agreement with Oil For America LLC., dated November 15, 2009 (attached as an exhibit to our annual report on Form 10-K filed on December 14, 2009)

10.33 Loan Agreement dated December 22, 2009 (attached as an exhibit to our current report on Form 8-K filed on December 29, 2009)

(21)     LIST OF SUBSIDIARIES

21.1     Western Standard Energy Limited, incorporated in the UK

(31)     SECTION 302 CERTIFICATION

31.1 Certification Statement pursuant to Section 302 of the Sarbanes- Oxley Act of 2002

(32)     SECTION 906 CERTIFICATION

32.1 Certification Statement pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002

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

WESTERN STANDARD ENERGY CORP.


By: /s/ Peter Jenks
   --------------------------------------------------------
   Peter Jenks
   President, CEO, CFO, Secretary, Treasurer and Director
   Principal Executive Officer, Principal Financial Officer
   and Principal Accounting Officer

Dated: December 13, 2010