Form 10-Q
period 2010-11-30
Western Standard Energy Corp.
filed 2011-01-14
CIK 1343254

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                For the quarterly period ended November 30, 2010 or

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

                               Tel: (888) 267-5629
              (Registrant's telephone number, including area code)

                              Tel: (561) 300-5130
              (Former name, former address and former fiscal year,
                          if changed since last report

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date 192,136 shares of common stock are issued and outstanding as of January 11, 2011.

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS...............................................   1

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS..........................................   5

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.........  12

ITEM 4T. CONTROLS AND PROCEDURES............................................  12

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS..................................................  13

ITEM 1A. RISK FACTORS.......................................................  13

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS........  20

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES....................................  20

ITEM 4.  SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS...............  20

ITEM 5.  OTHER INFORMATION..................................................  20

ITEM 6.  EXHIBITS...........................................................  21

SIGNATURES..................................................................  23

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                          Western Standard Energy Corp.
                         (An Exploration Stage Company)
                           CONSOLIDATED BALANCE SHEETS

                                                               November 30,            August 31,
                                                                   2010                   2010
                                                               ------------           ------------
                                                                (Unaudited)
ASSETS

                                                               $         --           $         --
                                                               ============           ============
LIABILITIES

CURRENT LIABILITIES
  Accounts payable and accrued liabilities                     $     48,891           $     46,039
  Notes payable                                                      60,000                 60,000
                                                               ------------           ------------
                                                                    108,891                106,039
                                                               ------------           ------------

STOCKHOLDERS' DEFICIT

COMMON STOCK
  Authorized:
   200,000,000 common shares with par value of $0.001
  Issued and outstanding:
   192,136 common shares                                                192                    192
ADDITIONAL PAID IN CAPITAL                                        4,670,033              4,670,033
SUBSCRIPTION RECEIVABLE                                                (125)                  (125)
DEFICIT ACCUMULATED DURING EXPLORATION STAGE                     (4,778,991)            (4,776,139)
                                                               ------------           ------------
                                                                   (108,891)              (106,039)
                                                               ------------           ------------

                                                               $         --           $         --
                                                               ============           ============


   The accompanying notes are an integral part of these financial statements

                          Western Standard Energy Corp.
                         (An Exploration Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                               Cumulative from
                                                  Three months           Three months         October 16, 2003
                                                     ended                  ended              (Inception) to
                                                  November 30,           November 30,           November 30,
                                                      2010                   2009                   2010
                                                  ------------           ------------           ------------
EXPENSES
  Advertising and promotion                       $         --           $         --           $     48,670
  Audit and accounting fees                                 --                  6,765                261,368
  Depreciation                                              --                     --                 12,280
  Consulting fees and expenses                              --                     --                 17,916
  Foreign exchange (gain) loss                              --                  2,948                 23,786
  Gain on disposal of oil and gas properties                --                 (5,809)                (5,809)
  Gain on settlement of debt                                --               (104,992)              (104,992)
  Impairment of oil and gas properties                      --                     --                960,551
  Interest expense                                       2,772                    833                 44,513
  Interest income                                           --                     --                 (3,716)
  Investor communications and transfer agent                80                    993                502,213
  Legal fees                                                --                  4,795                233,017
  Office and general administration                         --                  3,064                196,422
  Product development                                       --                     --                876,451
  Salaries and management fees                              --                 54,406              1,283,082
  Stock-based compensation                                  --                     --                104,366
  Travel and entertainment                                  --                     --                193,807
  Web and graphic design                                    --                  1,608                129,716
  Write-down of assets and liabilities-net                  --                 (7,763)               (34,650)
  Write-down of oil and gas property                        --                     --                 40,000
                                                  ------------           ------------           ------------
                                                         2,852                (43,152)             4,778,991
                                                  ------------           ------------           ------------

NET INCOME (LOSS)                                 $     (2,852)          $     43,152           $ (4,778,991)
                                                  ============           ============           ============

EARNING (LOSS) PER SHARE - BASIC AND DILUTED      $      (0.01)          $       0.47
                                                  ============           ============

WEIGHTED AVERAGE NUMBER OF COMMON STOCK
 OUTSTANDING - BASIC AND DILUTED                       192,136                 92,136
                                                  ============           ============


   The accompanying notes are an integral part of these financial statements

                          Western Standard Energy Corp.
                         (An Exploration Stage Company)
                            STATEMENTS OF CASH FLOWS

                                                                                                   Cumulative from
                                                       Three months          Three months         October 16, 2003
                                                          ended                 ended              (Inception) to
                                                       November 30,          November 30,           November 30,
                                                           2010                  2009                   2010
                                                       ------------          ------------           ------------
CASH FLOW FROM OPERATING ACTIVITIES
  Net loss                                             $     (2,852)         $     43,152           $ (4,778,991)
  Non-cash items included in net loss
    Impairment of oil and gas properties                         --                    --                960,551
    Gain on disposal of oil and gas properties                   --                (5,809)                (5,809)
    Interest                                                     --                    --                  5,896
    Write-down of accounts payable                               --                    --                 30,374
    Write-down of assets and liabilities, net                    --                    --                 (4,276)
    Write-down of oil and gas properties                         --                    --                 40,000
    Depreciation                                                 --                    --                 12,280
    Gain on settlement of debt                                   --              (104,992)              (104,992)
    Stock issued for service                                     --                    --                104,366
  Changes in non-cash working capital
    Receivables                                                  --                  (432)                (1,070)
    Prepaid expenses                                             --                   579                 31,650
    Accounts payable and accrued liabilities                  2,852               (13,089)                (9,357)
                                                       ------------          ------------           ------------
NET CASH USED IN OPERATING ACTIVITIES                            --               (80,591)            (3,719,378)
                                                       ------------          ------------           ------------
INVESTING ACTIVITIES
  Purchase of equipment                                          --                    --                (20,287)
  Expenditures on oil and gas properties                         --                    --               (703,242)
  Proceeds on sale of oil and gas properties                     --                38,500                 38,500
                                                       ------------          ------------           ------------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES              --                38,500               (685,029)
                                                       ------------          ------------           ------------
FINANCING ACTIVITIES
  Due to related parties                                         --                46,430              1,307,771
  Note payable                                                   --                    --                 60,000
  Issuance of common shares for cash                             --                    --              2,685,000
  Bank indebtedness                                              --                (1,604)                    --
  Net cash acquired on recapitalization                          --                    --                351,636
                                                       ------------          ------------           ------------
NET CASH FROM FINANCING ACTIVITIES                               --                44,826              4,404,407
                                                       ------------          ------------           ------------

INCREASE IN CASH                                                 --                 2,735                     --
Cash, beginning                                                  --                    --                     --
                                                       ------------          ------------           ------------
CASH, ENDING                                           $         --          $      2,735           $         --
                                                       ============          ============           ============

SUPPLEMENTARY INFORMATION

CASH PAID FOR:
  Interest                                             $         --          $        833           $     34,382
  Income tax                                           $         --          $         --           $         --
                                                       ============          ============           ============
NON-CASH FINANCING AND INVESTING ACTIVITIES
  Forgiveness of debt                                  $         --          $         --           $     24,000
  Loans settled with oil and gas propery interest      $         --          $         --           $    214,138
  Loans converted to common shares                     $         --          $         --           $    879,842
  Oil and gas property purchased for common shares     $         --          $         --           $    450,000
                                                       ============          ============           ============


   The accompanying notes are an integral part of these financial statements

                          WESTERN STANDARD ENERGY CORP.
                         (An Exploration Stage Company)
                    NOTES TO FINANCIAL STATEMENTS DEFICIENCY
                                NOVEMBER 30, 2010
--------------------------------------------------------------------------------

1.  BASIS OF PRESENTATION

The following interim unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the rules and regulations of the Securities and Exchange Commission. Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles for complete financial statements. These interim unaudited financial statements should be read in conjunction with the Company's audited financial statements for the year ended August 31, 2010. In the opinion of management, the interim unaudited financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results of the interim period presented. Operating results for the three-month period ended November 30, 2010 are not necessarily indicative of the results that may be expected for the year ending August 31, 2011.

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

OIL AND GAS PROPERTIES

The Company's unproven oil and gas properties are as follows:

                                                                      November 30, 2010       August 31, 2010
                                                                      -----------------       ---------------
(a) Starbuck East Shallow Gas Prospect, Valley County, Montana
      Acquisition Costs                                                  $      --               $      --
      Exploration costs                                                         --                      --
                                                                         ---------               ---------
                                                                                --                      --
      Less: Provision for impairment                                            --                      --
                                                                         ---------               ---------
                                                                                --                      --
(b) Lodgepole Reef-Bakken Oil and Gas Prospects, Stark and Slope
    Counties, North Dakota
      Acquisition costs                                                         --                 152,691
      Saloe of 11 leases (b) (i)                                                --                 (10,000)
      Sale of 5 leases (b) (ii)                                                 --                 (22,691)
      Disposal of oil & gas properties to a former director                     --                (120,000)
                                                                         ---------               ---------
                                                                                --                      --
                                                                         =========               =========
(c) Bakken Oil Shale Prospects, Stark Country, North Dakota
      Acquisition costs                                                         --                  40,000
      Write off lease - expired                                                 --                 (40,000)
                                                                         ---------               ---------
      Total Costs                                                        $      --               $      --
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

     On December 17, 2009, the Company entered into an assignment and purchase agreement with a former director to assign the remaining oil and gas properties in the Lodgepole Reef-Bakken Oil and Gas Prospects in return for forgiveness of outstanding debt totalling $88,542, resulting in a gain of $88,542.

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

At November 30, 2010 the Company had no oil and gas interests.

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

As at November 30, 2010, we had cash on hand of $Nil and we will need to obtain financing to meet our plan of operations over the next 12 months.

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

LIQUIDITY AND CAPITAL RESOURCES

The table below shows our working capital position at both November 30, 2010 and our August 31, 2010 year-end:

                                           November 30, 2010     August 31, 2010
                                           -----------------     ---------------

Current Assets                                $     NIL            $     Nil
Current Liabilities                            (108,891)            (106,039)

WORKING CAPITAL (DEFICIENCY)                  $(108,891)           $(106,039)

Our working capital deficiency increased by $2,852 during the three months ended November 30, 2010 primarily due to accrued interest payable.

The table below shows changes in our cash position for the three months ended November 30, 2010 and 2009:

CASH FLOWS

                                              Three Months Ended November 30,
                                                2010                 2009
                                              --------             --------

Net cash used in Operating Activities         $     --             $(80,591)
Net cash provided by (used in) Investing
 Activities                                         --               38,500
Net cash used in (provided by) Financing
 Activities                                         --               44,826

INCREASE (DECREASE) IN CASH FOR THE PERIOD    $     --             $  2,735

Cash beginning of period                            --                  Nil
                                              --------             --------
Cash, end of period                           $     --             $  2,735
                                              ========             ========

During the three months ended November 30, 2010, our cash position decreased by $2,735 mainly due to the following:

     (i)  Decrease in activity during the period ending November 30, 2010.

RESULTS OF OPERATION

The summary of our results of operations below should be read in conjunction with our unaudited interim financial statements for the three months ended November 30, 2010 included herein.

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

Expenses

The following summary of our results of operations should be read in conjunction with out financial statements for the three month period ended November 30, 2010 which are included herein.

Our operating results for the three months ended November 30, 2010, for the three months ended November 30, 2009 and the changes between those periods for the respective items are summarized as follows:

                                                                              Change Between
                                                                            Three Month Period
                                                                                  Ended
                                           Three months      Three months    November 30, 2010
                                              Ended             Ended              and
                                           November 30,      November 30,       November 30,
                                              2010              2009               2009
                                            --------          --------           --------
                                               $                 $                  $
Management and consulting fee expenses            Nil          (54,406)            54,406
Accounting, audit and legal                       Nil          (11,560)            11,560
Interest expense                              (2,772)             (833)            (1,939)
Gain on settlement debt                           Nil          104,992           (104,992)
Gain on disposal of oil & gas properties          Nil            5,809             (5,809)
Other                                            (80)           (5,665)             5,585
Write-down of assets and liabilities-net          Nil            7,763             (7,763)
Foreign exchange gain (loss)                      Nil           (2,948)             2,948
Net loss for the period                       (2,852)           43,152            (46,004)

Our operating expenses for the three months ended November 30, 2010 was $2,852 compared to a net income of $43,152 for thee month period ended November 30, 2009. The change between the two periods was primarily due to the following:

     * $54,406 decrease in professional fees, $913 decrease in investor communications, transfer agent, and media expenses, and $4,672 reduction in general and administration costs;
     * A gain of $104,992 was realized due to settlement of debt of related party liabilities in the period ending November 30, 2009.
     * A gain of $5,810 was realized from the sale of two oil and gas leases acquired during 2008 and 2009
     * Write-down of assets and liabilities-net in the period ended November 30, 2009

OFF-BALANCE SHEET ARRANGEMENTS

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial position, revenues and expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

GOING CONCERN

These financial statements have been prepared in accordance with United States generally accepted accounting principles, on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at November 30, 2010, the Company was in the exploration stage; has incurred a net loss of $2,852 for the three months ended November 30, 2010 [2009 - $43,152] and at November 30, 2010 had a deficit accumulated of $4,778,991 [2010 - $4,776,139]. The Company has no revenue and has an accumulated deficit and negative working capital of $108,891 as at November 30, 2010.

The audited financial statements included in our annual report on Form 10-K were prepared on a going concern basis, which implies that our Company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business. Our Company has not generated revenues since inception, has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of our Company as a going concern is dependent upon: (i) the continued financial support from our shareholders; (ii) the ability of our Company to continue raising necessary equity financing to achieve its operating objectives; (iii) confirmation of the resource value of our oil and gas prospects; and (iv) the eventual attainment of profitable operations

Our independent auditors included an explanatory paragraph in their annual report on our financial statements for the year ended August 31, 2010 regarding concerns about our ability to continue as a going concern. In addition, our year-end financial statements contain further note disclosures in this regard. The continuation of our business plan is dependent upon our ability to continue raising sufficient new capital from equity or debt markets in order to fund our on-going operating losses and oil and gas acquisition and exploration expenditures. The issuance of additional equity securities could result in a significant dilution in the equity interests of our current stockholders.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

BASIS OF PRESENTATION

The unaudited interim financial statements of Western Standard have been prepared in accordance with generally accepted accounting principles for interim financial reporting and the rules and regulations of the Securities and Exchange Commission. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended August 31, 2010 included in our Annual Report on From 10-K filed with the Securities and Exchange Commission. The unaudited interim financial statements should be read in conjunction with the financial statements included in Form 10-K. In the opinion of management, all adjustments considered necessary for fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended November 30, 2010 are not necessarily indicative of the results that may be expected for the year ending August 31, 2010.

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

OIL AND GAS PROPERTIES

We utilize the full cost method to account for our investment in unproven oil and gas properties. Accordingly, all costs associated with acquisition, exploration and development of oil and gas reserves, including such costs as leasehold acquisition costs, capitalized interest costs relating to unproven properties, geological expenditures, tangible and intangible development costs (including direct internal costs), are capitalized into the full cost pool. When we commence production from established proven oil and gas reserves, capitalized costs, including estimated future costs to develop the reserves and estimated abandonment costs, will be depleted on the units-of-production method using estimates of proven reserves. Investments in unproved properties and major development projects, including capitalized interest if any, are not depleted until proven reserves associated with the projects can be determined. If the future exploration of unproven properties are determined to be uneconomical, the amount of such properties is added to the capital costs to be depleted. At November 30, 2010 the Company had no oil and gas interests.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4T. CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES

As required by paragraph (b) of Rules 13a-15 or 15d-15 under the Securities Exchange Act of 1934, as amended, we are required to maintain and our management is required to evaluate the effectiveness of our Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange
Act). Our management with the participation of our principal executive officer and principal financial officer evaluated the effectiveness of our Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly report on Form 10-Q. Based on this evaluation, our management determined that our Company's disclosure controls and procedures were effective as of November 30, 2010.

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

WE HAVE HAD A HISTORY OF LOSSES AND NO REVENUE, WHICH RAISE SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

Since inception, we have incurred aggregate net losses of $4,778,991 from operations. We can offer no assurance that we will ever operate profitably or that we will generate positive cash flow in the future. To date, we have not generated any revenues from our operations. Our history of losses and no revenues raise substantial doubt about our ability to continue as a going concern. We will not be able to generate significant revenues in the future and our management expects acquisitions and exploration expenditures and operating expenses to increase substantially over the next 12 months. As a result, our management expects the business to continue to experience negative cash flow for the foreseeable future and cannot predict when, if ever, our business might become profitable. We will need to raise additional funds, and such funds may not be available on commercially acceptable terms, if at all. If we are unable to raise funds on acceptable terms, we may not be able to execute our business plan, take advantage of future opportunities, or respond to competitive pressures or unanticipated requirements. This may seriously harm our business, financial condition and results of operations.

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

Since October 2008, oil prices have decreased by approximately one third off their highest prices and natural gas prices have decreased in half or more during the same time period. Costs of exploration, development and production have not yet adjusted to current economic conditions or in proportion to the significant reduction in product prices. Prolonged, substantial decreases in oil and natural gas prices would likely have a material adverse effect on our business, financial condition and results of operations, could further limit our access to funds through the sale of our equity securities or through loans to satisfy our capital requirements.

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

Due to these capital and credit market conditions, we cannot be certain that funding will be available to us in amounts or on terms that we believe are acceptable. We have decided to put our exploration program on hold until carrying them out becomes economically feasible. This hold on our exploration program is having a material adverse impact on our business, financial condition and results of operations. If oil and gas prices do not increase before we can no longer afford to pay our debts as they come due, our exploration programs will likely never become economically feasible, we will go out of business and investors will lose their entire investment in our Company.

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

OUR EXPLORATION OPERATIONS LIKELY WILL NOT BE SUCCESSFUL, OUR BUSINESS MAY FAIL AND INVESTORS MAY LOSE THEIR ENTIRE INVESTMENT IN OUR COMPANY.

There can be no assurance that our future exploration activities will be successful. We may not recover all or any portion of our capital investment in the any exploration or in the drilling of any wells. Such unsuccessful activities would have a material adverse effect upon our results of operations and financial condition and would likely result in the ultimate failure of our business operations. The cost of acquiring exploration properties and drilling, completing, and operating wells is often uncertain, and a number of factors can delay or prevent drilling operations including: (i) unexpected drilling conditions; (ii) pressure or irregularities in formation; (iii) equipment failures or accidents; (iv) adverse weather conditions; and (v) shortages or delays in availability of drilling rigs and delivery of equipment.

It is unlikely that we will find commercially viable reserves of oil or gas on any properties which we may acquire in the future. If we do not discover commercially viable reserves of oil and gas, our business would fail and investors would lose all of their investment in our Company.

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

If drilling activity increases in the United States generally, a shortage of drilling and completion rigs, field equipment and qualified personnel could develop. These costs have recently increased sharply and could continue to do so. The demand for and wage rates of qualified drilling rig crews generally rise in response to the increasing number of active rigs in service and could increase sharply in the event of a shortage. Shortages of drilling and completion rigs, field equipment or qualified personnel could delay, restrict or curtail our exploration and development operations, which could in turn harm our operating results.

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

Although we intend to review and evaluate any future property acquisitions, such review and evaluation might not necessarily reveal all existing or potential problems. Inspections may not always be performed on every well, and environmental problems, such as groundwater contamination, are not necessarily observable even when an inspection is undertaken. Even when problems are identified, a seller may be unwilling or unable to provide effective contractual protection against all or part of those problems, and we may assume environmental and other risks and liabilities in connection with the acquired properties.

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

RISKS ASSOCIATED WITH OUR COMMON STOCK

IF WE ISSUE ADDITIONAL SHARES IN THE FUTURE, IT WILL RESULT IN THE DILUTION OF OUR EXISTING SHAREHOLDERS.

Our constating documents authorize the issuance of up to 200,000,000 shares of common stock with a par value of $0.001. Our board of directors may choose to issue some or all of such shares to acquire one or more businesses or to provide additional financing in the future. The issuance of any such shares will result in a reduction of the book value and market price of the outstanding shares of our common stock. If we issue any such additional shares, such issuance will cause a reduction in the proportionate ownership and voting power of all current shareholders. Further, such issuance may result in a change of control of our corporation.

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

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

On November 30, 2009, Julian Lee resigned from our board of directors. The resignation was not as a result of any disagreements between our Company and policies. On December 21, 2009, Dan Bauer resigned as our President, Chief Executive Officer, Chief Financial Officer, Secretary and Director. As a result of the resignation, we appointed Peter Jenks as our new President, Chief Executive Officer, Chief Financial Officer, Secretary and to the board of directors. The resignation and appointment was effective December 17, 2009.

On December 22, 2009, we entered into a loan agreement with a corporation and an individual, whereby the Company agreed to issue a note payable in exchange for proceeds of $60,000. The note bears interest at 11% per annum, secured by the assets of the Company and is payable on demand. At November 30, 2010, the Company owed $60,000 (2010 - $60,000) on the note and $8,668 (2010 - $5,896) in accrued interest. In addition, the note holders have paid expenses on behalf of the Company totaling $35,144 (2010 - 32,277) as of November 30, 2010 which is included in accounts payable and accrued liabilities.

As part of the Company's agreement on December 17, 2009 with a former director in which the Company assigned certain oil and gas properties in the Lodgepole Reef-Bakken Oil and Gas Prospects in return for forgiveness of outstanding debt, the Company also assigned to such director the Company's U.K. subsidiary, Western Standard Energy Limited. At November 30, 2010, the Company had no subsidiaries.

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

ITEM 6. EXHIBITS

Exhibits required by Item 601 of Regulation S-K:

Exhibit
  No.                              Description
  ---                              -----------
(3)      ARTICLES OF INCORPORATION AND BY-LAWS
3.1 Articles of Incorporation (attached as an exhibit to our Registration Statement on Form SB-2, filed on November 2, 2005)
3.2 Bylaws (attached as an exhibit to our Registration Statement on Form SB-2, filed on November 2, 2005)
3.3 Articles of Merger (attached as an exhibit to our current report on Form 8-K filed on June 28, 2006)
3.4 Certificate of Change (attached as an exhibit to our current report on Form 8-K filed on June 28, 2006)
3.5 Certificate of Change (attached as an exhibit to our current report on Form 8-K filed on July 7, 2007)
3.6 Articles of Merger (attached as an exhibit to our current report on Form 8-K filed on July 7, 2007)
3.7 Articles of Merger (attached as an exhibit to our annual report on Form 10-KSB filed on December 14, 2007)
(4)      INSTRUMENTS DEFINING RIGHTS OF SECURITY HOLDERS, INCLUDING INDENTURES
4.1 Specimen ordinary share certificate (attached as an exhibit to our Registration Statement on Form SB-2, filed on November 2, 2005)
(10)     MATERIAL CONTRACTS
10.1 Form of Subscription Agreement (attached as an exhibit to our current report on Form 8-K filed on September 26, 2006)
10.2 Promissory Note (attached as an exhibit to our current report on Form 8-K filed on October 3, 2006)
10.3 Lease Agreement (attached as an exhibit to our current report on Form 8-K filed on November 29, 2006)
10.4 Form of Subscription Agreement (attached as an exhibit to our current report on Form 8-K filed on November 29, 2006)
10.5 Share Exchange Agreement (attached as an exhibit to our current report on Form 8-K filed on November 29, 2006)
10.6 Share Issuance Agreement with Global (attached as an exhibit to our current report on Form 8- K filed on May 15, 2007)
10.7 Letter of Intent (attached as an exhibit to our current report on Form 8-K filed on May 17, 2007)
10.8 Private Placement Subscription Agreement (attached as an exhibit to our current report on Form 8-K filed on May 23, 2007)
10.9 Office Lease and Services Agreement (attached as an exhibit to our quarterly report on Form 10- QSB filed on July 16, 2007)
10.10 Assignment Agreement between Power Energy Enterprises SA and Lusora Healthcare Systems Inc. (attached as an exhibit to our current report on Form 8-K filed on September 4, 2007)
10.11 Farmout Agreement between Coastal Petroleum Company and Lusora Healthcare Systems Inc. (attached as an exhibit to our current report on Form 8-K filed on September 4, 2007)
10.12 Private Placement Subscription Agreement (attached as an exhibit to our current report on Form 8-K filed on October 16, 2007)
10.13 Warrant Certificate (attached as an exhibit to our current report on Form 8-K filed on October 16, 2007)
10.14 Private Placement Subscription Agreement (attached as an exhibit to our current report on Form 8-K filed on November 11, 2007)
10.15 Warrant Certificate (attached as an exhibit to our current report on Form 8-K filed on November 11, 2007)
10.16 Memorandum of Understanding with Coastal Petroleum, dated November 29, 2007, signed December 4 (attached as an exhibit to our current report on Form 8-K filed on December 11, 2007)
10.17 Letter from Western Standard Energy Corp. to Coastal Petroleum Company, dated November 28, 2007 (attached as an exhibit to our current report on Form 8-K filed on December 11, 2007)

10.18 Assignment Agreement between Coastal Petroleum Company and Western Standard Energy Corp., dated November 7, 2007 (attached as an exhibit to our current report on Form 8-K filed on December 11, 2007)
10.19 Farmout Agreement between Oil For America and Western Standard Energy Corp., dated November 9, 2007 (attached as an exhibit to our current report on Form 8-K filed on December 11, 2007)
10.20 Assignment Agreement between Oil For America and Western Standard Energy Corp., dated November 7, 2007 (attached as an exhibit to our current report on Form 8-K filed on December 11, 2007)
10.21 Farmout Agreement between Coastal Petroleum Company and Western Standard Energy Corp., dated December 11, 2007 (attached as an exhibit to our annual report on Form 10-KSB filed on December 14, 2007)
10.22 Assignment Agreement between Coastal Petroleum Company and Western Standard Energy Corp., dated December 12, 2007 (attached as an exhibit to our annual report on Form 10-KSB filed on December 14, 2007)
10.23    Form of Subscription Agreement dated December 24, 2007
10.24 Memorandum of Understanding dated January 24, 2008 between Western Standard Energy Corp. and F Cross Resources, LLC (attached as an exhibit to our quarterly report on Form 10-QSB filed on February 4,
         2008)
10.25 Memorandum of Intent with Oil For America dated April 17, 2008 (attached as an exhibit to our current report on Form 8-K filed on April 21, 2008)
10.26 Share Issuance Agreement dated May 6, 2008 with Infinity Energy Investments Limited (attached as an exhibit to our current report on Form 8-K filed on May 8, 2008)
10.27 Memorandum of Intent dated May 6, 2008 with Oil for America (attached as an exhibit to our quarterly report on Form 10-QSB filed on July 15,
         2008)
10.28 Letter of Intent with East Dickinson Oil and Gas Co. dated October 31, 2008 (attached as an exhibit to our current report on Form 8-K filed on November 10, 2008)
10.29 Assignment Agreement with East Dickinson Oil and Gas Co., dated November 3, 2008 (attached as an exhibit to our annual report on Form 10-K filed on December 15, 2008)
10.30 Assignment Agreement with Stark County Oil & Gas Co., dated November 3, 2008 (attached as an exhibit to our annual report on Form 10-K filed on December 15, 2008)
10.31 Assignment Agreement with East Dickinson Oil & Gas Co., dated September 18, 2009 (attached as an exhibit to our annual report on Form 10-K filed on December 14, 2009)
10.32 Assignment Agreement with Oil For America LLC., dated November 15, 2009 (attached as an exhibit to our annual report on Form 10-K filed on December 14, 2009)
10.33 Loan Agreement dated December 22, 2009 (attached as an exhibit to our current report on Form 8-K filed on December 29, 2009)
(31)     SECTION 302 CERTIFICATION
31.1* Certification Statement pursuant to Section 302 of the Sarbanes- Oxley Act of 2002
(32)     SECTION 906 CERTIFICATION
32.1* Certification Statement pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002
99.1 Great Northern Gas Company - Starbuck East Prospect Valley Co., Montana Geological Report dated February 2, 2005 (attached as an exhibit to our current report on Form 8-K filed on May 15, 2008)
99.2 Letter from Richard Robertson dated September 25, 2007 verifying the contents of the February 2, 2005 Geological Report (attached as an exhibit to our current report on Form 8-K filed on May 15, 2008)

----------
*   filed herewith

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

Dated: January 13, 2011