Form 10-Q
period 2011-02-28
Western Standard Energy Corp.
filed 2011-04-14
CIK 1343254

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                For the quarterly period ended February 28, 2011 or

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date 192,136 shares of common stock are issued and outstanding as of April 13, 2011.

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS...............................................   1

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS..........................................   5

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.........  12

ITEM 4T. CONTROLS AND PROCEDURES............................................  12

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS..................................................  13

ITEM 1A. RISK FACTORS.......................................................  13

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS........  20

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES....................................  20

ITEM 4.  SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS...............  20

ITEM 5.  OTHER INFORMATION..................................................  20

ITEM 6.  EXHIBITS...........................................................  21

SIGNATURES..................................................................  24

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                          Western Standard Energy Corp.
                         (An Exploration Stage Company)
                                 BALANCE SHEETS

                                                          February 28,            August 31,
                                                              2011                   2010
                                                          ------------           ------------
                                                           (Unaudited)
ASSETS
                                                          $         --           $         --
                                                          ============           ============
LIABILITIES

CURRENT LIABILITIES
  Accounts payable and accrued liabilities                $     65,806           $     46,039
  Notes payable                                                 60,000                 60,000
                                                          ------------           ------------
                                                               125,806                106,039
                                                          ------------           ------------
STOCKHOLDERS' DEFICIT

COMMON STOCK
  Authorized:
   200,000,000 common shares with par value of $0.001
  Issued and outstanding:
   192,136 common shares                                           192                    192
  ADDITIONAL PAID IN CAPITAL                                 4,670,033              4,670,033
  SUBSCRIPTION RECEIVABLE                                         (125)                  (125)
  DEFICIT ACCUMULATED DURING EXPLORATION STAGE              (4,795,906)            (4,776,139)
                                                          ------------           ------------
                                                              (125,806)              (106,039)
                                                          ------------           ------------

                                                          $         --           $         --
                                                          ============           ============


   The accompanying notes are an integral part of these financial statements

                          Western Standard Energy Corp.
                         (An Exploration Stage Company)
                            STATEMENTS OF OPERATIONS

                                                                                                           Cumulative from
                                               Three months    Three months    Six months     Six months   October 16, 2003
                                                  ended           ended          ended          ended       (Inception) to
                                               February 28,    February 28,   February 28,   February 28,    February 28,
                                                   2011            2010           2011           2010            2011
                                               ------------    ------------   ------------   ------------    ------------
EXPENSES
  Advertising and promotion                    $         --    $         --   $         --   $         --    $     48,670
  Audit and accounting fees                          12,000          19,235         12,000         26,000         273,368
  Depreciation                                           --              --             --             --          12,280
  Consulting fees and expenses                           --              --             --             --          17,916
  Foreign exchange loss                                  --              --             --          2,948          23,786
  Gain on disposal of oil and gas properties             --              --             --         (5,810)         (5,809)
  Gain on settlement of debt                             --          (2,373)            --       (107,365)       (104,992)
  Interest expense                                    2,815           1,271          5,587          2,104          47,329
  Interest income                                        --              --             --             --          (3,716)
  Investor communications and transfer agent            420           5,714            500          6,707         502,633
  Legal fees                                          1,680           8,807          1,679         13,602         234,696
  Office and general administration                      --             508             --          3,572         196,422
  Product development                                    --              --             --             --         876,451
  Salaries and management fees                           --              --             --         54,406       1,283,082
  Stock-based compensation                               --              --             --             --         104,366
  Travel and entertainment                               --              --             --             --         193,807
  Web and graphic design                                 --              --             --          1,608         129,716
  Write-down of assets                                   --              --             --         (7,763)        (34,650)
  Write-down of oil and gas property                     --              --             --             --       1,000,551
                                               ------------    ------------   ------------   ------------    ------------
                                                     16,915          33,162         19,766         (9,991)      4,795,906
                                               ------------    ------------   ------------   ------------    ------------

NET INCOME (LOSS)                              $    (16,915)   $    (33,162)  $    (19,766)  $      9,991    $ (4,795,906)
                                               ============    ============   ============   ============    ============

EARNINGS (LOSS) PER SHARE - BASIC AND DILUTED  $      (0.09)   $      (0.42)  $      (0.10)  $       0.15
                                               ============    ============   ============   ============
WEIGHTED AVERAGE NUMBER OF COMMON STOCK
 OUTSTANDING - BASIC AND DILUTED                    192,136          79,430        192,136         66,582
                                               ============    ============   ============   ============


   The accompanying notes are an integral part of these financial statements

                          Western Standard Energy Corp.
                         (An Exploration Stage Company)
                            STATEMENTS OF CASH FLOWS

                                                                                                   Cumulative from
                                                         Six months            Six months          October 16, 2003
                                                           ended                 ended              (Inception) to
                                                        February 28,          February 28,           February 28,
                                                            2011                  2010                   2011
                                                        ------------          ------------           ------------
CASH FLOW FROM OPERATING ACTIVITIES
  Net loss                                              $    (19,766)         $      9,991           $ (4,795,906)
  Non-cash items included in net loss
    Impairment of oil and gas properties                          --                    --                960,551
    Gain on disposal of oil and gas properties                    --                (5,810)                (5,809)
    Interest                                                      --                 1,271                  5,896
    Write-down of accounts payable                                --                    --                 30,374
    Write-down of assets                                          --                (7,763)                (4,276)
    Write-down of oil and gas properties                          --                    --                 40,000
    Depreciation                                                  --                    --                 12,280
    Gain on settlement of debt                                    --              (107,365)              (104,992)
    Stock issued for service                                      --                    --                104,366
  Changes in non-cash working capital
    Receivables                                                   --                  (433)                (1,070)
    Prepaid expenses                                              --                 1,337                 31,650
    Accounts payable and accrued liabilities                  19,766                21,357                  7,558
                                                        ------------          ------------           ------------
NET CASH USED IN OPERATING ACTIVITIES                             --               (87,415)            (3,719,378)
                                                        ------------          ------------           ------------
INVESTING ACTIVITIES
  Purchase of equipment                                           --                    --                (20,287)
  Expenditures on oil and gas properties                          --                    --               (703,242)
  Proceeds on sale of oil and gas properties                      --                38,500                 38,500
                                                        ------------          ------------           ------------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES               --                38,500               (685,029)
                                                        ------------          ------------           ------------
FINANCING ACTIVITIES
  Due to related parties                                          --                50,519              1,307,771
  Note payable                                                    --                    --                 60,000
  Issuance of common shares for cash                              --                    --              2,685,000
  Bank indebtedness                                               --                (1,604)                    --
  Net cash acquired on recapitalization                           --                    --                351,636
                                                        ------------          ------------           ------------
NET CASH FROM FINANCING ACTIVITIES                                --                48,915              4,404,407
                                                        ------------          ------------           ------------

INCREASE IN CASH                                                  --                    --                     --
Cash, beginning                                                   --                    --                     --
                                                        ------------          ------------           ------------

CASH, ENDING                                            $         --          $         --           $         --
                                                        ============          ============           ============
SUPPLEMENTARY INFORMATION

CASH PAID FOR:
  Interest                                              $         --          $        833           $     34,382
  Income tax                                            $         --          $         --           $         --
                                                        ============          ============           ============
NON-CASH FINANCING AND INVESTING ACTIVITIES
  Forgiveness of debt                                   $         --          $     24,000           $     24,000
  Loans settled with oil and gas propery interest       $         --          $    208,547           $    214,138
  Loans converted to common shares                      $         --          $         --           $    879,842
  Oil and gas property purchased for common shares      $         --          $         --           $    450,000
                                                        ============          ============           ============

   The accompanying notes are an integral part of these financial statements

                          Western Standard Energy Corp.
                         (An Exploration Stage Company)
                          NOTE TO FINANCIAL STATEMENTS
                                February 28, 2011


1. BASIS OF PRESENTATION

The following interim unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the rules and regulations of the Securities and Exchange Commission. Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles for complete financial statements. These interim unaudited financial statements should be read in conjunction with the Company's audited financial statements for the year ended August 31, 2010. In the opinion of management, the interim unaudited financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results of the interim period presented. Operating results for the six-month period ended February 28, 2011 are not necessarily indicative of the results that may be expected for the year ending August 31, 2011.

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

OIL AND GAS PROPERTIES

The Company's unproven oil and gas properties are as follows:

                                                                      February 28, 2011       August 31, 2010
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

At February 28, 2011 the Company had no oil and gas interests.

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

As at February 28, 2011, we had cash on hand of $Nil and we will need to obtain financing to meet our plan of operations over the next 12 months.

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

LIQUIDITY AND CAPITAL RESOURCES

The table below shows our working capital position at both February 28, 2011 and our August 31, 2010 year-end:

                                        February 28, 2011        August 31, 2010
                                        -----------------        ---------------

Current Assets                             $     Nil                $     Nil
Current Liabilities                         (125,806)                (106,039)
WORKING CAPITAL (DEFICIENCY)               $(125,806)               $(106,039)

Our working capital deficiency increased by $19,767 during the six months ended February 28, 2011 primarily due to accrued interest payable and accounting and audit fees.

The table below shows changes in our cash position for the six months ended February 28, 2011 and 2010:

CASH FLOWS

                                                  6 Months Ended February 28,
                                                     2011              2010
                                                   --------          --------
Net cash used in Operating Activities              $     --          $(87,415)
Net cash provided by  (used in) Investing
 Activities                                              --            38,500
Net cash provided by Financing Activities                --            48,915
Increase (decrease) in cash for the period         $     --          $     --
Cash, beginning of period                                --                --
Cash, end of period                                $     --          $     --

During the six months ended February 28, 2011 and February 28, 2010, our cash position remained Nil.

RESULTS OF OPERATION

The summary of our results of operations below should be read in conjunction with our unaudited interim financial statements for the six months ended February 28, 2011 included herein.

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

EXPENSES

The following summary of our results of operations should be read in conjunction with out financial statements for the six month period ended February 28, 2011 which are included herein.

Our operating results for the six months ended February 28, 2011, for the six months ended February 28, 2010 and the changes between those periods for the respective items are summarized as follows:

                                                                Change Between
                                                               Six Month Period
                                                                    Ended
                              Six months       Six months      February 28, 2011
                                 Ended            Ended              and
                              February 28,     February 28,       February 28,
                                 2011             2010               2010
                               --------         --------           --------
                                  $                $                  $
Management and consulting
 fee expenses                       Nil          (54,406)            54,406
Accounting, audit and legal     (13,679)         (39,602)            25,923
Interest expense                 (5,587)          (2,104)            (3,483)
Gain on settlement debt             Nil          107,365           (107,365)
Gain on disposal of oil &
 gas properties                     Nil            5,810             (5,810)
Other                              (500)         (11,887)            11,387
Write-down of assets and
liabilities-net                     Nil            7,763             (7,763)
Foreign exchange gain (loss)        Nil           (2,948)             2,948
                               --------         --------           --------

Net loss for the period         (19,766)           9,991            (29,757)
                               ========         ========           ========


ACCOUNTING, AUDIT AND LEGAL

The $25,923 decrease in accounting, audit and legal fees for the six months ended February 28, 2011 was primarily due to a decrease in audit and legal fees.

MANAGEMENT AND CONSULTING FEES

Management fees decreased by 54,406 during the six months ended February 28, 2011 compared to the same period in 2010. The decrease was due to no consultants hired in the six month period ended February 28, 2011 due to lack of activity in acquisition and exploration of oil and gas properties.

INTEREST EXPENSE

The $3,483 increase in interest expense was due to an increase in interest charged on loans

GAIN ON SETTLEMENT OF DEBT

Debt Settlement of debt decreased $107,365 during the period ending February 28, 2011 due to the fact that there was no settlement of debt of related parties in the period.

OTHER

The $11,387 decrease in other charges was mainly due to a decrease in miscellaneous expenses due to lack of activity in acquisition and exploration of oil and gas properties.

OFF-BALANCE SHEET ARRANGEMENTS

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial position, revenues and expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

GOING CONCERN

These financial statements have been prepared in accordance with United States generally accepted accounting principles, on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at February 28, 2011, the Company was in the exploration stage; has incurred a net loss of $19,766 for the six months ended February 28, 2011 [2010 net gain - $9,991] and at February 28, 2011 had a deficit accumulated of $4,795,906 [2010 - $4,776,139]. The Company has no revenue and has an accumulated deficit and negative working capital of $125,806 as at February 28, 2011.

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

APPLICATION OF CRITICAL ACCOUNTING POLICIES

BASIS OF PRESENTATION

The unaudited interim financial statements of Western Standard have been prepared in accordance with generally accepted accounting principles for interim financial reporting and the rules and regulations of the Securities and Exchange Commission. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended August 31, 2010 included in our Annual Report on From 10-K filed with the Securities and Exchange Commission. The unaudited interim financial statements should be read in conjunction with the financial statements included in Form 10-K. In the opinion of management, all adjustments considered necessary for fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the six months ended February 28, 2011 are not necessarily indicative of the results that may be expected for the year ending August 31, 2011.

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

OIL AND GAS PROPERTIES

We utilize the full cost method to account for our investment in unproven oil and gas properties. Accordingly, all costs associated with acquisition, exploration and development of oil and gas reserves, including such costs as leasehold acquisition costs, capitalized interest costs relating to unproven properties, geological expenditures, tangible and intangible development costs (including direct internal costs), are capitalized into the full cost pool. When we commence production from established proven oil and gas reserves, capitalized costs, including estimated future costs to develop the reserves and estimated abandonment costs, will be depleted on the units-of-production method using estimates of proven reserves. Investments in unproved properties and major development projects, including capitalized interest if any, are not depleted until proven reserves associated with the projects can be determined. If the future exploration of unproven properties are determined to be uneconomical, the amount of such properties is added to the capital costs to be depleted. At February 28, 2011 the Company had no oil and gas interests.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4T. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

As required by paragraph (b) of Rules 13a-15 or 15d-15 under the Securities Exchange Act of 1934, as amended, we are required to maintain and our management is required to evaluate the effectiveness of our Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange
Act). Our management with the participation of our principal executive officer and principal financial officer evaluated the effectiveness of our Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly report on Form 10-Q. Based on this evaluation, our management determined that our Company's disclosure controls and procedures were effective as of February 28, 2011.

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

WE HAVE HAD A HISTORY OF LOSSES AND NO REVENUE, WHICH RAISE SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

Since inception, we have incurred aggregate net losses of $4,795,906 from operations. We can offer no assurance that we will ever operate profitably or that we will generate positive cash flow in the future. To date, we have not generated any revenues from our operations. Our history of losses and no revenues raise substantial doubt about our ability to continue as a going concern. We will not be able to generate significant revenues in the future and our management expects acquisitions and exploration expenditures and operating expenses to increase substantially over the next 12 months. As a result, our management expects the business to continue to experience negative cash flow for the foreseeable future and cannot predict when, if ever, our business might become profitable. We will need to raise additional funds, and such funds may not be available on commercially acceptable terms, if at all. If we are unable to raise funds on acceptable terms, we may not be able to execute our business plan, take advantage of future opportunities, or respond to competitive pressures or unanticipated requirements. This may seriously harm our business, financial condition and results of operations.

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

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

ITEM 5. OTHER INFORMATION

On December 22, 2009, we entered into a loan agreement with a corporation and an individual, whereby the Company agreed to issue a note payable in exchange for proceeds of $60,000. The note bears interest at 11% per annum, secured by the assets of the Company and is payable on demand. At February 28, 2011, the Company owed $60,000 (2010 - $60,000) on the note and $11,483 (2010 - $5,896) in accrued interest. In addition, the note holders have paid expenses on behalf of the Company totaling $35,144 (2010 - 32,277) as of February 28, 2011 which is included in accounts payable and accrued liabilities.

As part of the Company's agreement on December 17, 2009 with a former director in which the Company assigned certain oil and gas properties in the Lodgepole Reef-Bakken Oil and Gas Prospects in return for forgiveness of outstanding debt, the Company also assigned to such director the Company's U.K. subsidiary, Western Standard Energy Limited. At February 28, 2011, the Company had no subsidiaries.

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

During the six months ended February 28, 2010, the Company adopted a stock option plan known as the 2010 Equity Compensation Plan, where up to 5,000,000 options may be granted. The plan was approved by the shareholders of the Company at special meeting of the shareholders held on April 14, 2010. We have not granted any stock options under the plan as at February 28, 2011.

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

WESTERN STANDARD ENERGY CORP.


/s/ Peter Jenks
--------------------------------------------------------
Peter Jenks
President, Secretary, Treasurer and Director
Principal Executive Officer, Principal Financial Officer
and Principal Accounting Officer

Dated: April 13, 2011