Form 10-Q
period 2011-05-31
Western Standard Energy Corp.
filed 2011-07-15
CIK 1343254

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the quarterly period ended May 31, 2011

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

             For the transition period from __________ to __________

                        Commission File Number: 000-51736


                          WESTERN STANDARD ENERGY CORP.
             (Exact name of registrant as specified in its charter)

             Nevada                                              20-5854735
  (State or other jurisdiction                                (I.R.S. Employer
of incorporation or organization)                            Identification No.)

                7 New Road, Second Floor, #6 Belize City, Belize
               (Address of principal executive offices) (Zip Code)

                                 (888) 267-5629
              (Registrant's telephone number, including area code)

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date 192,136 shares of common stock are issued and outstanding as of July 12, 2011.

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION................................................ 3

ITEM 1.  FINANCIAL STATEMENTS................................................. 3

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS................................................ 7

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK...........13

ITEM 4T. CONTROLS AND PROCEDURES..............................................14

PART II - OTHER INFORMATION...................................................15

ITEM 1.  LEGAL PROCEEDINGS....................................................15

ITEM 1A. RISK FACTORS.........................................................15

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS..........21

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES......................................21

ITEM 4.  SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS.................21

ITEM 5.  OTHER INFORMATION....................................................21

ITEM 6.  EXHIBITS.............................................................22

SIGNATURES....................................................................24

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                          Western Standard Energy Corp.
                         (An Exploration Stage Company)
                                 BALANCE SHEETS
--------------------------------------------------------------------------------


                                                                  May 31,            August 31,
                                                                   2011                 2010
                                                                ----------           ----------
                                                                (Unaudited)
ASSETS
                                                                $       --           $       --
                                                                ==========           ==========

LIABILITIES

CURRENT LIABILITIES
  Accounts payable and accrued liabilities                      $   69,315           $   46,039
  Notes payable                                                     60,000               60,000
                                                                ----------           ----------
                                                                   129,315              106,039
                                                                ----------           ----------
STOCKHOLDERS' DEFICIT

COMMON STOCK
  Authorized:
    200,000,000 common shares with par value of $0.001
  Issued and outstanding:
    192,136 common shares                                              192                  192
  ADDITIONAL PAID IN CAPITAL                                     4,670,033            4,670,033
  SUBSCRIPTION RECEIVABLE                                             (125)                (125)
  DEFICIT ACCUMULATED DURING EXPLORATION STAGE                  (4,799,415)          (4,776,139)
                                                                ----------           ----------
                                                                  (129,315)            (106,039)
                                                                ----------           ----------

                                                                $       --           $       --
                                                                ==========           ==========


   The accompanying notes are an integral part of these financial statements

                          Western Standard Energy Corp.
                         (An Exploration Stage Company )
                            STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------

                                                                                                            Cumulative from
                                             Three months     Three months     Six months      Six months   October 16, 2003
                                                ended            ended           ended           ended       (Inception) to
                                                May 31,          May 31,         May 31,         May 31,         May 31,
                                                 2011             2010            2011            2010            2011
                                             ------------     ------------    ------------    ------------    ------------
EXPENSES
  Advertising and promotion                  $         --     $         --    $         --    $         --    $     48,670
  Audit and accounting fees                            --               --          12,000          26,000         273,368
  Depreciation                                         --               --              --              --          12,280
  Consulting fees and expenses                         --               --              --              --          17,916
  Foreign exchange loss                                --               --              --           2,948          23,786
  Gain on disposal of oil and gas properties           --               --              --          (5,810)         (5,809)
  Gain on settlement of debt                           --               --              --        (107,365)       (104,992)
  Interest expense                                  3,429            2,240           9,015           4,344          50,758
  Interest income                                      --               --              --              --          (3,716)
  Investor communications and transfer agent           80            7,628             580          14,335         502,713
  Legal fees                                           --            5,843           1,680          19,445         234,696
  Office and general administration                    --               61              --           3,633         196,422
  Product development                                  --               --              --              --         876,451
  Salaries and management fees                         --               --              --          54,406       1,283,082
  Stock-based compensation                             --               --              --              --         104,366
  Travel and entertainment                             --               --              --              --         193,807
  Web and graphic design                               --              127              --           1,735         129,716
  Write-down of assets                                 --               --              --          (7,763)        (34,650)
  Write-down of oil and gas property                   --               --              --              --       1,000,551
                                             ------------     ------------    ------------    ------------    ------------
                                                    3,509           15,899          23,275           5,908       4,799,415
                                             ------------     ------------    ------------    ------------    ------------

NET LOSS                                     $     (3,509)    $    (15,899)   $    (23,275)   $     (5,908)   $ (4,799,415)
                                             ============     ============    ============    ============    ============

LOSS PER SHARE - BASIC AND DILUTED           $      (0.02)    $      (0.20)   $      (0.12)   $      (0.09)
                                             ============     ============    ============    ============

WEIGHTED AVERAGE NUMBER OF COMMON STOCK
 OUTSTANDING - BASIC AND DILUTED                  192,136           79,430         192,136          66,582
                                             ============     ============    ============    ============


   The accompanying notes are an integral part of these financial statements

                          Western Standard Energy Corp.
                         (An Exploration Stage Company )
                            STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

                                                                                                        Cumulative from
                                                                   Six months          Six months       October 16, 2003
                                                                     ended               ended           (Inception) to
                                                                     May 31,             May 31,             May 31,
                                                                      2011                2010                2011
                                                                  ------------        ------------        ------------
CASH FLOW FROM OPERATING ACTIVITIES
  Net loss                                                        $    (23,275)       $     (5,908)       $ (4,799,414)
  Non-cash items included in net loss
  Impairment of oil and gas properties                                      --                  --             960,551
  Gain on disposal of oil and gas properties                                --              (5,810)             (5,809)
  Interest                                                                  --               3,511               5,896
  Write-down of accounts payable                                            --                  --              30,374
  Write-down of assets                                                      --              (7,763)             (4,276)
  Write-down of oil and gas properties                                      --                  --              40,000
  Depreciation                                                              --                  --              12,280
  Gain on settlement of debt                                                --            (107,365)           (104,992)
  Stock issued for service                                                  --                  --             104,366
  Changes in non-cash working capital
  Receivables                                                               --                (433)             (1,070)
  Prepaid expenses                                                          --               1,337              31,650
  Accounts payable and accrued liabilities                              23,275              35,016              11,066
                                                                  ------------        ------------        ------------
           NET CASH USED IN OPERATING ACTIVITIES                            --             (87,415)         (3,719,378)
                                                                  ------------        ------------        ------------
INVESTING ACTIVITIES
  Purchase of equipment                                                     --                  --             (20,287)
  Expenditures on oil and gas properties                                    --                  --            (703,242)
  Proceeds on sale of oil and gas properties                                --              38,500              38,500
                                                                  ------------        ------------        ------------
           NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES              --              38,500            (685,029)
                                                                  ------------        ------------        ------------
FINANCING ACTIVITIES
  Decrease in bank indebtedness                                             --              (1,604)                 --
  Due to related parties                                                    --              50,519           1,307,771
  Note payable                                                              --                  --              60,000
  Issuance of common shares for cash                                        --                  --           2,685,000
  Bank indebtedness                                                         --                  --                  --
  Net cash acquired on recapitalization                                     --                  --             351,636
                                                                  ------------        ------------        ------------
           NET CASH FROM FINANCING ACTIVITIES                               --              48,915           4,404,407
                                                                  ------------        ------------        ------------

INCREASE IN CASH                                                            --                  --                  --
Cash, beginning                                                             --                  --                  --
                                                                  ------------        ------------        ------------

CASH, ENDING                                                      $         --        $         --        $         --
                                                                  ============        ============        ============
SUPPLEMENTARY INFORMATION CASH PAID FOR:
  Interest                                                        $         --        $         --        $     34,382
  Income tax                                                      $         --        $         --        $         --
                                                                  ============        ============        ============
NON-CASH FINANCING AND INVESTING ACTIVITIES
  Forgiveness of debt                                             $         --        $         --        $     24,000
  Loans settled with oil and gas propery interest                 $         --        $         --        $    214,138
  Loans converted to common shares                                $         --        $         --        $    879,842
  Oil and gas property purchased for common shares                $         --        $         --        $    450,000
                                                                  ============        ============        ============

   The Accompanying Notes are an Integral Part of These Financial Statements

                          Western Standard Energy Corp.
                         (An Exploration Stage Company)
                    NOTES TO FINANCIAL STATEMENTS DEFICIENCY
                                  May 31, 2011
--------------------------------------------------------------------------------

1. BASIS OF PRESENTATION

The following interim unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the rules and regulations of the Securities and Exchange Commission. Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles for complete financial statements. These interim unaudited financial statements should be read in conjunction with the Company's audited financial statements for the year ended August 31, 2010. In the opinion of management, the interim unaudited financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results of the interim period presented. Operating results for the nine-month period ended May 31, 2011 are not necessarily indicative of the results that may be expected for the year ending August 31, 2011.

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

OIL AND GAS PROPERTIES

The Company's unproven oil and gas properties are as follows:

                                                                       May 31, 2011          August 31, 2010
                                                                       ------------          ---------------
(a) Starbuck East Shallow Gas Prospect, Valley County, Montana
      Acquisition Costs                                                  $      --               $      --
      Exploration costs                                                         --                      --
                                                                         ---------               ---------
                                                                                --                      --
      Less: Provision for impairment                                            --                      --
                                                                         ---------               ---------
                                                                                --                      --
(b) Lodgepole Reef-Bakken Oil and Gas Prospects, Stark and Slope
    Counties, North Dakota
      Acquisition costs                                                         --                 152,691
      Saloe of 11 leases (b) (i)                                                --                 (10,000)
      Sale of 5 leases (b) (ii)                                                 --                 (22,691)
      Disposal of oil & gas properties to a former director                     --                (120,000)
                                                                         ---------               ---------
                                                                                --                      --
                                                                         =========               =========
(c) Bakken Oil Shale Prospects, Stark Country, North Dakota
      Acquisition costs                                                         --                  40,000
      Write off lease - expired                                                 --                 (40,000)
                                                                         ---------               ---------
      Total Costs                                                        $      --               $      --
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

At May 31, 2011 the Company had no oil and gas interests.

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

As at May 31, 2011, we had cash on hand of $Nil and we will need to obtain financing to meet our plan of operations over the next 12 months.

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

LIQUIDITY AND CAPITAL RESOURCES

The table below shows our working capital position at both May 31, 2011 and our August 31, 2010 year-end:

                                            May 31, 2011       August 31, 2010
                                            ------------       ---------------
Current Assets                               $     Nil           $     Nil
Current Liabilities                           (129,315)           (106,039)
Working Capital (Deficiency)                 $(129,315)          $(106,039)

Our working capital deficiency increased by $23,276 during the nine months ended May 31, 2011 primarily due to accrued interest payable and accounting and audit fees.

The table below shows changes in our cash position for the nine months ended May 31, 2011 and 2010:

CASH FLOWS
                                                9 Months Ended May 31,
                                               2011                2010
                                             --------            --------
Net cash used in Operating Activities        $     --            $(87,415)
Net cash provided by (used in) Investing
 Activities                                        --              38,500
Net cash provided by Financing Activities          --              48,915
Increase (decrease) in cash for the period         --                  --
Cash, beginning of period                          --                  --
Cash, end of period                          $     --            $     --

During the nine months ended May 31, 2011 and May 31, 2010, our cash position remained Nil.

RESULTS OF OPERATION

The summary of our results of operations below should be read in conjunction with our unaudited interim financial statements for the nine months ended May 31, 2011 included herein.

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

Expenses

The following summary of our results of operations should be read in conjunction with out financial statements for the nine month period ended May 31, 2011 which are included herein.

Our operating results for the nine months ended May 31, 2011, for the nine months ended May 31, 2010 and the changes between those periods for the respective items are summarized as follows:

                                                                                    Change Between
                                                                                   Nine Month Period
                                                Nine months        Nine months          Ended
                                                  Ended              Ended         May 31, 2011 and
                                                  May 31,            May 31,            May 31,
                                                   2011               2010               2010
                                                 --------           --------           --------
                                                     $                  $                  $
Management and consulting fee expenses                Nil            (54,406)            54,406
Accounting, audit and legal                       (13,680)           (45,445)            31,765
Interest expense                                   (9,015)            (4,344)            (4,671)
Gain on settlement debt                               Nil            107,365           (107,365)
Gain on disposal of oil & gas properties              Nil              5,810             (5,810)
Other                                                (580)           (19,703)            19,123
Write-down of assets and liabilities-net              Nil              7,763             (7,763)
Foreign exchange gain (loss)                          Nil             (2,948)             2,948
                                                 --------           --------           --------

Net loss for the period                           (23,275)            (5,908)           (17,367)
                                                 ========           ========           ========

MANAGEMENT AND CONSULTING FEES

Management fees decreased by $54,406 during the nine months ended May 31, 2011 compared to the same period in 2010. The decrease was due to no consultants hired in the nine month period ended May 31, 2011 due to lack of activity in acquisition and exploration of oil and gas properties.

INTEREST EXPENSE

The $4,671 increase in interest expense was due to an increase in interest charged on loans

OTHER

The $19,123 decrease in other charges was mainly due to a decrease in miscellaneous expenses due to lack of activity in acquisition and exploration of oil and gas properties.

OFF-BALANCE SHEET ARRANGEMENTS

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial position, revenues and expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

GOING CONCERN

These financial statements have been prepared in accordance with United States generally accepted accounting principles, on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at May 31, 2011, the Company was in the exploration stage; has incurred a net loss of $23,275 for the nine months ended May 31, 2011 [2010 - $5,908] and at May 31, 2011 had a deficit accumulated of $4,799,415 [2010 - $4,776,139]. The Company has no revenue and has an accumulated deficit and negative working capital of $129,315 as at May 31, 2011.

The audited financial statements included in our annual report on Form 10-K were prepared on a going concern basis, which implies that our Company will continue to discharge its liabilities and commitments in the normal course of business. Our Company has not generated revenues since inception, has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of our Company as a going concern is dependent upon: (i) the continued financial support from our shareholders; (ii) the ability of our Company to continue raising necessary equity financing to achieve its operating objectives; (iii) confirmation of the resource value of our oil and gas prospects; and (iv) the eventual attainment of profitable operations

Our independent auditors included an explanatory paragraph in their annual report on our financial statements for the year ended August 31, 2010 regarding concerns about our ability to continue as a going concern. In addition, our year-end financial statements contain further note disclosures in this regard. The continuation of our business plan is dependent upon our ability to continue raising sufficient new capital from equity or debt markets in order to fund our on-going operating losses and oil and gas acquisition and exploration expenditures. The issuance of additional equity securities could result in a significant dilution in the equity interests of our current stockholders.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

BASIS OF PRESENTATION

The unaudited interim financial statements of Western Standard have been prepared in accordance with generally accepted accounting principles for interim financial reporting and the rules and regulations of the Securities and Exchange Commission. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended August 31, 2010 included in our Annual Report on From 10-K filed with the Securities and Exchange Commission. The unaudited interim financial statements should be read in conjunction with the financial statements included in Form 10-K. In the opinion of management, all adjustments considered necessary for fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine months ended May 31, 2011 are not necessarily indicative of the results that may be expected for the year ending August 31, 2011.

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

OIL AND GAS PROPERTIES

We utilize the full cost method to account for our investment in unproven oil and gas properties. Accordingly, all costs associated with acquisition, exploration and development of oil and gas reserves, including such costs as leasehold acquisition costs, capitalized interest costs relating to unproven properties, geological expenditures, tangible and intangible development costs (including direct internal costs), are capitalized into the full cost pool. When we commence production from established proven oil and gas reserves, capitalized costs, including estimated future costs to develop the reserves and estimated abandonment costs, will be depleted on the units-of-production method using estimates of proven reserves. Investments in unproved properties and major development projects, including capitalized interest if any, are not depleted until proven reserves associated with the projects can be determined. If the future exploration of unproven properties are determined to be uneconomical, the amount of such properties is added to the capital costs to be depleted. At May 31, 2011 the Company had no oil and gas interests.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4T. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

As required by paragraph (b) of Rules 13a-15 or 15d-15 under the Securities Exchange Act of 1934, as amended, we are required to maintain and our management is required to evaluate the effectiveness of our Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange
Act). Our management with the participation of our principal executive officer and principal financial officer evaluated the effectiveness of our Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly report on Form 10-Q. Based on this evaluation, our management determined that our Company's disclosure controls and procedures were effective as of May 31, 2011.

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

WE HAVE HAD A HISTORY OF LOSSES AND NO REVENUE, WHICH RAISE SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

Since inception, we have incurred aggregate net losses of $4,799,415 from operations. We can offer no assurance that we will ever operate profitably or that we will generate positive cash flow in the future. To date, we have not generated any revenues from our operations. Our history of losses and no revenues raise substantial doubt about our ability to continue as a going concern. We will not be able to generate significant revenues in the future and our management expects acquisitions and exploration expenditures and operating expenses to increase substantially over the next 12 months. As a result, our management expects the business to continue to experience negative cash flow for the foreseeable future and cannot predict when, if ever, our business might become profitable. We will need to raise additional funds, and such funds may not be available on commercially acceptable terms, if at all. If we are unable to raise funds on acceptable terms, we may not be able to execute our business plan, take advantage of future opportunities, or respond to competitive pressures or unanticipated requirements. This may seriously harm our business, financial condition and results of operations.

The current global economic conditions could lead to an extended recession in the U.S. and around the world. An extended slowdown in economic activity caused by a recession would reduce national and worldwide demand for oil and natural gas and result in lower commodity prices for long periods of time. We have put our exploration programs on hold, which is having a material adverse impact on our business, financial condition and results of operations. Given the current levels of market volatility and disruption, the availability of funds from those markets has diminished substantially. Further, arising from concerns about the stability of financial markets generally and the solvency of borrowers specifically, the cost of accessing the credit markets has increased as many lenders have raised interest rates, enacted tighter lending standards or altogether ceased to provide funding to borrowers.

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

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

On December 22, 2009, we entered into a loan agreement with a corporation and an individual, whereby the Company agreed to issue a note payable in exchange for proceeds of $60,000. The note bears interest at 11% per annum, secured by the assets of the Company and is payable on demand. At May 31, 2011, the Company owed $60,000 (2010 - $60,000) on the note and $14,911 (2010 - $5,896) in accrued interest. In addition, the note holders have paid expenses on behalf of the Company totaling $53,823 (2010 - 32,277) as of May 31, 2011 which is included in accounts payable and accrued liabilities.

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

During the nine months ended May 31, 2010, the Company adopted a stock option plan known as the 2010 Equity Compensation Plan, where up to 5,000,000 options may be granted. The plan was approved by the shareholders of the Company at special meeting of the shareholders held on April 14, 2010. We have not granted any stock options under the plan as at May 31, 2011.

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

WESTERN STANDARD ENERGY CORP.


/s/ Peter Jenks
--------------------------------------------
Peter Jenks
President, Secretary, Treasurer and Director
Principal Executive Officer,
Principal Financial Officer and Principal
Accounting Officer

Dated: July 14, 2011