Form 10-K
period 2011-08-31
Western Standard Energy Corp.
filed 2011-11-29
CIK 1343254

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                   For the fiscal year ended: August 31, 2011

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

       (Registrant's telephone number, including area code) (888) 267-5629

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

94,211 shares of common stock at a price of $1.60 per share for an aggregate market value of $113,053.1

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 194,211 shares of common stock outstanding as at November 30, 2011.

                       DOCUMENTS INCORPORATED BY REFERENCE

Not Applicable

                                TABLE OF CONTENTS

PART I

ITEM 1.  BUSINESS                                                              3

ITEM 1A. RISK FACTORS                                                          6

ITEM 1B. UNRESOLVED STAFF COMMENTS                                            12

ITEM 2.  PROPERTIES                                                           12

ITEM 3.  LEGAL PROCEEDINGS                                                    14

ITEM 4.  (REMOVED AND RESERVED)                                               14

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER
         MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES                    15

ITEM 6.  SELECTED FINANCIAL DATA                                              16

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATION                                             16

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK           22

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                          23

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
         AND FINANCIAL MATTERS                                                32

ITEM 9A(T). CONTROLS AND PROCEDURES                                           32

ITEM 9B. OTHER INFORMATION                                                    33

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE               34

ITEM 11. EXECUTIVE COMPENSATION                                               37

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
         AND RELATED STOCKHOLDER MATTERS                                      39

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
         INDEPENDENCE                                                         40

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES                               40

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.                             41

SIGNATURES                                                                    45

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

PRINCIPAL AGREEMENTS AFFECTING OUR ORDINARY BUSINESS

We do not own any real estate. Our interests are comprised of leaseholds subject to the terms and provisions of lease agreements that provide us with the right to drill and maintain wells in specific geographic areas. However, at this time we have no lease arrangements.

RESEARCH AND DEVELOPMENT

We did not incur expenditures in research and development over the last two fiscal years.

GOVERNMENTAL REGULATION AND ENVIRONMENTAL MATTERS

Our operations are subject to various rules, regulations and limitations impacting the oil and natural gas exploration and production industry as whole.

REGULATION OF OIL AND NATURAL GAS PRODUCTION

Our oil and natural gas exploration, production and related operations, if and when developed, are subject to extensive rules and regulations promulgated by federal, state, tribal and local authorities and agencies. For example, some states in which we may operate require permits for drilling operations, drilling bonds and reports concerning operations and impose other requirements relating to the exploration and production of oil and natural gas. Such states may also have statutes or regulations addressing conservation matters, including provisions for the unitization or pooling of oil and natural gas properties, the establishment of maximum rates of production from wells, and the regulation of spacing, plugging and abandonment of such wells. Failure to comply with any such rules and regulations can result in substantial penalties. The regulatory burden on the oil and gas industry will most likely increase our cost of doing business and may affect our profitability. Although we believe we are currently in substantial compliance with all applicable laws and regulations, because such rules and regulations are frequently amended or reinterpreted, we are unable to predict the future cost or impact of complying with such laws. Significant expenditures may be required to comply with governmental laws and regulations and may have a material adverse effect on our financial condition and results of operations.

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

EMPLOYEES

We currently have one full time employee, our Chief Executive Officer Peter Jenks. Mr. Jenks is responsible for all significant policy-making decisions and has been assisted in the implementation of the Company's business by counsel and consultants. We do not expect a significant change in the number of full time employees over the next 12 months and will continue using the services of independent consultants and contractors to perform various professional services, particularly in the area of land services and drilling. We believe that this use of third-party service providers will enhance our ability to contain general and administrative expenses during this stage of our development.

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

RISKS ASSOCIATED WITH OUR COMPANY

BECAUSE WE MAY NEVER EARN REVENUES FROM OUR OPERATIONS, OUR BUSINESS MAY FAIL AND THEN INVESTORS MAY LOSE ALL OF THEIR INVESTMENT IN OUR COMPANY.

We have no history of revenues from operations. We have yet to generate positive earnings and there can be no assurance that we will ever operate profitably. Our company has a limited operating history and is in the exploration stage. The success of our company is significantly dependent on the uncertain events of the acquisition, discovery and exploitation of mineral reserves. If our business plan is not successful and we are not able to operate profitably, then our stock may become worthless and investors may lose all of their investment in our Company.

Prior to completion of any exploration stage of our business plan, we anticipate that we will incur increased operating expenses without realizing any revenues. We therefore expect to incur significant losses into the foreseeable future. We recognize that if we are unable to generate significant revenues from the exploration of our mineral claims in the future, we will not be able to earn profits or continue operations. There is no history upon which to base any assumption as to the likelihood that we will prove successful, and we can provide no assurance that we will generate any revenues or ever achieve profitability. If we are unsuccessful in addressing these risks, our business will fail and investors may lose all of their investment in our Company.

WE HAVE HAD A HISTORY OF LOSSES AND NO REVENUE, WHICH RAISE SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

Since inception, we have incurred aggregate net losses of $4,811,102 from operations. We can offer no assurance that we will ever operate profitably or that we will generate positive cash flow in the future. To date, we have not generated any revenues from our operations. Our history of losses and no revenues raise substantial doubt about our ability to continue as a going concern. We will not be able to generate significant revenues in the future. As a result, our management expects the business to continue to experience negative cash flow for the foreseeable future and cannot predict when, if ever, our business might become profitable. We will need to raise additional funds, and such funds may not be available on commercially acceptable terms, if at all. If we are unable to raise funds on acceptable terms, we may not be able to execute our business plan, take advantage of future opportunities, or respond to competitive pressures or unanticipated requirements. This may seriously harm our business, financial condition and results of operations.

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

Since October 2008, oil prices have decreased by over one third off their highest prices and natural gas prices have decreased in half or more during the same time period. Costs of exploration, development and production have not yet adjusted to current economic conditions or in proportion to the significant reduction in product prices. Prolonged, substantial decreases in oil and natural gas prices would likely have a material adverse effect on our business, financial condition and results of operations, could further limit our access to funds through the sale of our equity securities or through loans to satisfy our capital requirements.

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

We are an exploration stage company with only a limited operating history upon which to base an evaluation of our current business and future prospects. And, currently we have no interest in mineral rights to conduct exploration activities. Further, we do not have an established history of locating and developing properties that have oil and gas reserves. As a result, the revenue and income potential of our business is unproven. In addition, because of our limited operating history, we have limited insight into trends that may emerge and affect our business. Errors may be made in predicting and reacting to relevant business trends and we will be subject to the risks, uncertainties and difficulties frequently encountered by early-stage companies in evolving markets. We may not be able to successfully address any or all of these risks and uncertainties. Failure to adequately do so could cause our business, results of operations and financial condition to suffer.

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

OUR MINERAL RIGHT ACQUISITION, EXPLORATION AND DRILLING OPERATIONS LIKELY WILL NOT BE SUCCESSFUL, OUR BUSINESS MAY FAIL AND INVESTORS MAY LOSE THEIR ENTIRE INVESTMENT IN OUR COMPANY.

There can be no assurance that we can acquire interests in mineral rights in order to conduct exploration activities and no assurance that any future exploration and drilling activities will be successful. We may not recover all or any portion of our capital investment in such activities. Unsuccessful acquisition, exploration and drilling activities would have a material adverse effect upon our results of operations and financial condition and would likely result in the ultimate failure of our business operations. Further, the cost of drilling, completing, and operating wells is often uncertain, and a number of factors can delay or prevent drilling operations including: (i) unexpected drilling conditions; (ii) pressure or irregularities in formation; (iii) equipment failures or accidents; (iv) adverse weather conditions; and (v) shortages or delays in availability of drilling rigs and delivery of equipment.

It is unlikely that we will find commercially viable reserves of oil or gas on any properties that we acquire rights to in the future. If we do not discover commercially viable reserves of oil and gas, our business would fail and investors would lose all of their investment in our Company.

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

If drilling activity increases in the regions in which we acquire future property rights, a shortage of drilling and completion rigs, field equipment and qualified personnel could develop. These costs have recently increased sharply and could continue to do so. The demand for and wage rates of qualified drilling rig crews generally rise in response to the increasing number of active rigs in service and could increase sharply in the event of a shortage. Shortages of drilling and completion rigs, field equipment or qualified personnel could delay, restrict or curtail our exploration and development operations, which could in turn harm our operating results.

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

THE OIL AND GAS INDUSTRY IS HIGHLY COMPETITIVE, AND WE MAY NOT HAVE SUFFICIENT RESOURCES TO COMPETE EFFECTIVELY.

The oil and gas industry is highly competitive. We compete with oil and gas companies and other individual producers and operators, many of which have longer operating histories and substantially greater financial and other resources than we do, as well as companies in other industries supplying energy, fuel and other needs to consumers. Our larger competitors, by reason of their size and relative financial strength, can more easily access capital markets than we can and may enjoy a competitive advantage in the recruitment of qualified personnel. They may be able to absorb the burden of any changes in laws and regulation in the jurisdictions in which we do business and handle longer periods of reduced prices for oil and gas more easily than we can. Our competitors may be able to pay more for oil and gas leases and properties and may be able to define, evaluate, bid for and purchase a greater number of leases and properties than we can. Further, these companies may enjoy technological advantages and may be able to implement new technologies more rapidly than we can. Our ability to acquire properties in the future will depend upon our ability to conduct efficient operations, evaluate and select suitable properties, implement advanced technologies and consummate transactions in a highly competitive environment.

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

Our review and evaluation of future property interests we acquire might not necessarily reveal all existing or potential problems. Inspections may not always be performed on every well, and environmental problems, such as groundwater contamination, are not necessarily observable even when an inspection is undertaken. Even when problems are identified, a seller may be unwilling or unable to provide effective contractual protection against all or part of those problems, and we may assume environmental and other risks and liabilities in connection with the acquired properties.

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

ITEM 2. PROPERTIES

EXECUTIVE OFFICES AND RESIDENT AGENT

Effective November 30, 2009, we use an office at 7 New Road, Second Floor, #6 Belize City, Belize.

Our resident agent for service of process is Nevada Agency and Transfer Company, 50 West Liberty Street, Suite 880, Reno NV 89501.

OIL AND GAS PROPERTIES

UNDEVELOPED ACREAGE

The Company's unproven oil and gas properties are as follows:

                                                                    August 31, 2011     August 31, 2010
                                                                    ---------------     ---------------
(a) Starbuck East Shallow Gas Prospect,
     Valley County, Montana
       Acquisition Costs                                              $       --          $       --
       Exploration costs                                                      --                  --
                                                                      ----------          ----------

       Less: Provision for impairment                                         --                  --
                                                                      ----------          ----------
(b) Lodgepole Reef-Bakken Oil and Gas Prospects,
     Stark and Slope Counties, North Dakota
       Acquisition costs                                                      --             152,691
       Sale of 11 leases (b) (i)                                              --             (10,000)
       Sale of 5 leases (b) (ii)                                              --             (22,691)
       Disposal of oil & gas properties to a former director                  --            (120,000)
                                                                      ----------          ----------

                                                                              --                  --
                                                                      ==========          ==========
(c) Bakken Oil Shale Prospects,
     Stark Country, North Dakota
       Acquisition costs                                                      --              40,000
       Write off lease - expired                                              --             (40,000)
                                                                      ----------          ----------

       Total Costs                                                    $       --          $       --
                                                                      ==========          ==========

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

At August 31, 2011 the Company had no oil and gas interests.

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

The last sale price of our common stock as reported on Yahoo! Finance on November 25, 2011, was $1.60 per share.

              Quarter Ended          Bid High        Bid Low
              -------------          --------        -------
               08/31/2011            $  1.50         $  1.50
               05/31/2011            $  2.00         $  2.00
               02/28/2011            $  3.50         $  3.50
               11/30/2010            $  5.00         $  5.00
               08/31/2010            $ 14.50         $ 14.50
               05/28/2010            $ 15.00         $ 15.00
               02/26/2010            $  5.50         $  5.50
               11/30/2009            $ 0.030         $ 0.030

TRANSFER AGENT

Our shares of common stock are in registered form. Our transfer agent for our common stock is the Nevada Agency and Trust Company at 50 West Liberty Street, Suite 880, Reno, NV 89501, Tel: 775-322-0626 Fax: 775-322-5623

HOLDERS OF COMMON STOCK

As of November 30, 20011, we have 21 registered shareholders holding 194,211 shares of our common stock.

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

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

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
                                                                         =======

For the 12 months ended August 31, 2011, we recorded a net operating loss of $34,963 and have an accumulated deficit of $4,811,102 since inception. As at August 31, 2011, we had cash of Nil and for the next 12 months, management estimates minimum cash requirements of $85,000 to fund our on-going operations and planned oil and gas acquisition and exploration activities. Accordingly, we do not have sufficient funds to meet our plan of operation over the next 12 months and will need to obtain further financing.

Our financial condition for the years ended August 31, 2011 and 2010 and the changes between those periods for the respective items are summarized as follows:

WORKING CAPITAL

Our working capital position as at August 31, 2011 compared to August 31, 2010 and the cash flows for the years then ended are summarized below:

                                                      12 months Ended August 31,
                                                         2011           2010
                                                      ----------     ----------
Current Assets                                        $       --     $       --
Current Liabilities                                     (141,002)      (106,039)
Working Capital (Deficiency)                          $ (141,002)    $ (106,039)

The increase in our working capital deficiency was primarily due to an increase for interest accrual

CASH FLOWS

                                                      12 months Ended August 31,
                                                         2011           2010
                                                      ----------     ----------
Net cash used in Operating Activities                 $       --     $  (92,851)
Net cash provided by  (used in) Investing Activities  $       --     $   38,500
Net cash provided by Financing Activities             $       --     $   54,351
Increase (Decrease) in Cash during the Year           $       --     $       --
Cash, Beginning of Year                               $       --     $       --
Cash, End of Year                                     $       --     $       --

During the years ended August 31, 2011 and 2010:

     (i) Net cash used in operating activities was $Nil for our year ended August 31, 2011 compared with cash used in operating activities of $92,851 for our year ended August 31, 2010. The decrease of $92,851 in operating activities is mainly attributable to the Company receiving loan advances to cover operating activities..

     (ii) Net cash provided by/used in investing activities was $Nil for our year ended August 31, 2011 compared to net cash provided by investing activities of $38,500 in the same period in 2010 was mainly attributable to the proceeds from the sale of oil & gas properties in 2010.

     (iii)Net cash from financing activities was $Nil for our year ended August 31, 2011 compared to $54,351 in the same period in 2010 was mainly attributable to an increase in loan advances and a decrease in private placement equity financing in 2010.

RESULTS OF OPERATIONS

The following summary of our results of operations should be read in conjunction with our audited financial statements for the year ended August 31, 2011 and 2010 which are included herein.

                                                      12 months Ended August 31,
                                                         2011           2010
                                                       ---------      ---------

Revenue                                                $     Nil      $     Nil
                                                       ---------      ---------
Expenses
  Management and consulting fees                       $      --      $  54,406
  Professional fees                                       21,680         57,086
  General and office administration                       12,623         13,310
  Investor relations, transfer agent and media               660         18,937
  Write-down of assets and liabilities - net                  --         (7,763)
  Gain on disposal of oil & gas properties                    --         (5,810)
  Gain on settlement of debt                                  --       (107,365)
  Write-down of oil & gas property                            --         40,000
                                                       ---------      ---------
Total expenses                                         $  34,963      $  62,801
Net Loss                                                 (34,963)       (62,801)
                                                       ---------      ---------
Oil and gas acquisition and exploration expenditures   $      --      $      --
                                                       ---------      ---------

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

EXPENSES

Our operating expenses for the year ended August 31, 2011 compared to the same period in 2010 decreased by the net amount of $27,838 was primarily due to an overall decrease in expenses.

GOING CONCERN

The audited financial statements accompanying this report have been prepared on a going concern basis, which implies that our Company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business. Our Company has not generated revenues since inception, has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of our Company as a going concern is dependent upon: (i) the continued financial support from our shareholders; (ii) the ability of our Company to continue raising necessary equity financing to achieve its operating objectives; (iii) confirmation of the resource value of our oil and gas prospects; and (iv) the eventual attainment of profitable operations. As at August 31, 2011, our Company has a negative working capital of $141,002 and has accumulated losses of $4,811,102 since inception.

Our independent auditors included an explanatory paragraph in their annual report on our financial statements for the year ended August 31, 2011 regarding concerns about our ability to continue as a going concern. In addition, our financial statements contain further note disclosures in this regard. The continuation of our business plan is dependent upon our ability to continue raising sufficient new capital from equity or debt markets in order to fund our on-going operating losses and oil and gas acquisition and exploration activities. The issuance of additional equity securities could result in a significant dilution in the equity interests of our current stockholders.

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

OIL AND GAS PROPERTIES

The Company utilizes the full cost method to account for its investment in oil and gas properties. Accordingly, all costs associated with acquisition, exploration and development of oil and gas reserves, including such costs as leasehold acquisition costs, capitalized interest costs relating to unproven properties, geological expenditures, tangible and intangible development costs (including direct internal costs), are capitalized into the full cost pool. When the Company commences production from established proven oil and gas reserves, capitalized costs, including estimated future costs to develop the reserves and estimated abandonment costs, will be depleted on the units-of-production method using estimates of proven reserves. Investments in unproved properties and major development projects, including capitalized interest if any, are not depleted until proven reserves associated with the projects can be determined. If the future, exploration of unproven properties are determined to be uneconomical, the amount of such properties is added to the capital costs to be depleted. As of August 31, 2011, all of the Company's oil and gas properties were unproven and excluded from depletion.

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

ASSET RETIREMENT OBLIGATIONS

The Company accounts for asset retirement obligations in accordance with the provisions of Statement of Financial Accounting Standard (SFAS) No. 143 "Accounting for Asset Retirement Obligations". SFAS No. 143 requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs an obligation associated with the retirement of tangible long-lived assets resulting from the acquisition, construction, development and/or normal use of these assets. At August 31, 2011, the Company has not recognized any amount for asset retirement obligations.

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

The Company,  on April 14, 2010 adopted a stock option plan,  however no options
have  been  granted  as  at  August  31,  2011  and  therefore  no   stock-based
compensation has been recorded to date for stock options.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


              [LETTERHEAD OF DALE MATHESON CARR-HILTON LABONTE LLP]


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Western Standard Energy Corp.

We have audited the accompanying balance sheets of Western Standard Energy Corp. (an exploration stage company) as of August 31, 2011 and 2010 and the related statements of operations, stockholders' deficit and cash flows for the years then ended and the period from October 16, 2003 (inception) to August 31, 2011. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, these financial statements present fairly, in all material respects, the financial position of Western Standard Energy Corp. as of August 31, 2011 and 2010 and the results of its operations and its cash flows for the years then ended and the period from October 16, 2003 (inception) through August 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

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


                                       /s/ Dale Matheson Carr-Hilton Labonte LLP
                                       -----------------------------------------
                                                           CHARTERED ACCOUNTANTS
Vancouver, Canada
November 25, 2011

                          Western Standard Energy Corp.
                         (An Exploration Stage Company)
                                 BALANCE SHEETS

                                                            August 31,             August 31,
                                                              2011                   2010
                                                          ------------           ------------
ASSETS
                                                          $         --           $         --
                                                          ============           ============
LIABILITIES

CURRENT LIABILITIES
  Accounts payable and accrued liabilities                $     81,002           $     46,039
  Notes payable                                                 60,000                 60,000
                                                          ------------           ------------
                                                               141,002                106,039
                                                          ------------           ------------
STOCKHOLDERS' DEFICIT

COMMON STOCK
  Authorized:
   200,000,000 common shares with par value of $0.001
  Issued and outstanding:
   192,136 common shares                                           192                    192
ADDITIONAL PAID IN CAPITAL                                   4,670,033              4,670,033
SUBSCRIPTION RECEIVABLE                                           (125)                  (125)
DEFICIT ACCUMULATED DURING EXPLORATION STAGE                (4,811,102)            (4,776,139)
                                                          ------------           ------------
                                                              (141,002)              (106,039)
                                                          ------------           ------------

                                                          $         --           $         --
                                                          ============           ============


   The accompanying notes are an integral part of these financial statements

                          Western Standard Energy Corp.
                         (An Exploration Stage Company )
                            STATEMENTS OF OPERATIONS

                                                                                             Cumulative from
                                                                                             October 16, 2003
                                                  Year ended             Year ended           (Inception) to
                                                  August 31,             August 31,             August 31,
                                                     2011                   2010                   2011
                                                 ------------           ------------           ------------
EXPENSES
  Advertising and promotion                      $         --           $         --           $     48,670
  Audit and accounting fees                            20,000                 26,000                281,368
  Depreciation                                             --                     --                 12,280
  Consulting fees and expenses                             --                     --                 17,916
  Foreign exchange loss                                    --                  2,948                 23,786
  Gain on disposal of oil and gas properties               --                 (5,809)                (5,810)
  Gain on settlement of debt                               --               (104,992)              (104,992)
  Interest expense                                     12,623                  6,729                 54,364
  Interest income                                          --                     --                 (3,716)
  Investor communications and transfer agent              660                 17,202                502,793
  Legal fees                                            1,680                 31,086                234,697
  Office and general administration                        --                  3,632                196,422
  Product development                                      --                     --                876,451
  Salaries and management fees                             --                 54,406              1,283,083
  Stock-based compensation                                 --                     --                104,366
  Travel and entertainment                                 --                     --                193,807
  Web and graphic design                                   --                  1,735                129,716
  Write-down of assets                                     --                (10,136)               (34,650)
  Write-down of oil and gas property                       --                 40,000              1,000,551
                                                 ------------           ------------           ------------
                                                       34,963                 62,801              4,811,102
                                                 ------------           ------------           ------------

 NET LOSS                                        $    (34,963)          $    (62,801)          $ (4,811,102)
                                                 ============           ============           ============

LOSS PER SHARE - BASIC AND DILUTED               $      (0.18)          $      (0.43)
                                                 ============           ============
WEIGHTED AVERAGE NUMBER OF COMMON STOCK
 OUTSTANDING - BASIC AND DILUTED                      192,136                145,835
                                                 ============           ============


   The accompanying notes are an integral part of these financial statements

                          Western Standard Energy Corp.
                         (An Exploration Stage Company )
                            STATEMENTS OF CASH FLOWS

                                                                                                    Cumulative from
                                                                                                    October 16, 2003
                                                         Year ended             Year ended           (Inception) to
                                                         August 31,             August 31,             August 31,
                                                            2011                   2010                   2011
                                                        ------------           ------------           ------------
CASH FLOW FROM OPERATING ACTIVITIES
  Net loss                                              $    (34,963)          $    (62,801)          $ (4,811,102)
  Non-cash items included in net loss
   Impairment of oil and gas properties                           --                     --                960,551
   Gain on disposal of oil and gas properties                     --                 (5,809)                (5,809)
   Interest                                                   12,623                  5,896                  5,896
   Write-down of accounts payable                                 --                     --                 30,374
   Write-down of assets                                           --                (10,136)                (4,276)
   Write-down of oil and gas properties                           --                 40,000                 40,000
   Depreciation                                                   --                     --                 12,280
   Gain on settlement of debt                                     --               (104,992)              (104,992)
   Stock issued for service                                       --                     --                104,366
  Changes in non-cash working capital
   Receivables                                                    --                   (535)                (1,070)
   Prepaid expenses                                               --                  1,337                 31,650
   Accounts payable and accrued liabilities                   22,340                 44,189                 22,754
                                                        ------------           ------------           ------------
NET CASH USED IN OPERATING ACTIVITIES                             --                (92,851)            (3,719,378)
                                                        ------------           ------------           ------------
INVESTING ACTIVITIES
  Purchase of equipment                                           --                     --                (20,287)
  Expenditures on oil and gas properties                          --                     --               (703,242)
  Proceeds on sale of oil and gas properties                      --                 38,500                 38,500
                                                        ------------           ------------           ------------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES               --                 38,500               (685,029)
                                                        ------------           ------------           ------------
FINANCING ACTIVITIES
  Decrease in bank indebtedness                                   --                 (1,604)                    --
  Due to related parties                                          --                 (4,045)             1,307,771
  Note payable                                                    --                 60,000                 60,000
  Issuance of common shares for cash                              --                     --              2,685,000
  Net cash acquired on recapitalization                           --                     --                351,636
                                                        ------------           ------------           ------------
NET CASH FROM FINANCING ACTIVITIES                                --                 54,351              4,404,407
                                                        ------------           ------------           ------------

INCREASE IN CASH                                                  --                     --                     --
Cash, beginning                                                   --                     --                     --
                                                        ------------           ------------           ------------
CASH, ENDING                                            $         --           $         --           $         --
                                                        ============           ============           ============
SUPPLEMENTARY INFORMATION CASH PAID FOR:
  Interest                                              $         --           $        833           $     34,382
  Income tax                                            $         --           $         --           $         --
                                                        ============           ============           ============
NON-CASH FINANCING AND INVESTING ACTIVITIES
  Forgiveness of debt                                   $         --           $     24,000           $     24,000
  Loans settled with oil and gas propery interest       $         --           $    213,542           $    214,138
  Loans converted to common shares                      $         --           $         --           $    879,842
  Oil and gas property purchased for common shares      $         --           $         --           $    450,000
                                                        ============           ============           ============

   The accompanying notes are an integral part of these financial statements

                          Western Standard Energy Corp.
                         (An Exploration Stage Company )
                       STATEMENTS OF STOCKHOLDERS' DEFICIT
             FOR THE PERIOD FROM OCTOBER 16, 2003 TO AUGUST 31, 2011

                                        Common stock      Additional  Obligation                                  Total
                                      ----------------     paid in     to Issue   Subscription  Accumulated    Stockholders'
                                      Shares    Amount     capital      Shares     Receivable     Deficit        Deficit
                                      ------    ------     -------      ------     ----------     -------        -------
BALANCE - OCTOBER 16, 2003
(DATE OF INCEPTION)                      --     $  --     $       --   $      --    $   --      $        --    $        --
Issuance of stock at $0.001
 per share                                2        --             --          --        --               --             --
Net loss                                 --        --             --          --        --         (150,261)      (150,261)
                                    -------     -----     ----------   ---------    ------      -----------    -----------
BALANCE - AUGUST 31, 2004                 2        --             --          --        --         (150,261)      (150,261)
Issuance of stock for services
 at $0.001 per share                 27,000        27         17,973          --        --               --         18,000
Issuance of stock for services
 at $0.001 per share                    562         1            374          --        --               --            375
Net loss                                 --        --             --          --        --         (491,574)      (491,574)
                                    -------     -----     ----------   ---------    ------      -----------    -----------
BALANCE AUGUST 31, 2005              27,564        28         18,348          --        --         (641,835)      (623,460)
Issuance of stock for services
 at $0.001 per share                  4,500         4          2,996          --        --               --          3,000
Issuance of stock for loan
 conversions at $0.0335 per
 share                                2,812         3         94,307          --        --               --         94,310
Issuance of stock for loan
 conversions at $0.0676 per
 share                               11,625        12        785,520          --        --               --        785,532
Net loss                                 --        --             --          --        --         (336,776)      (336,776)
                                    -------     -----     ----------   ---------    ------      -----------    -----------
BALANCE AUGUST 2006                  46,501        47        901,171          --        --         (978,611)       (77,394)
Cancellation of shares returned
 to treasury at $0.001 per share     (1,387)       (1)          (924)         --        --               --           (925)
Issuance of stock for cash at
 $0.0005 per share                   93,750        93         49,907          --        --               --         50,000
Issuance of stock under private
 placement for cash at $0.333 per
 share                                  600         1        199,999          --        --               --        200,000
Issuance of stock under private
 placement for cash at $0.667 per
 share                                  862         1        574,999          --        --               --        575,000
Cancellation of shares              (54,862)      (55)            54          --        --               --             --
Recapitaliztion adjustment               --        --       (305,127)         --        --               --       (305,127)
Issuance of stock under private
 placement for cash at $0.667 per
 share                                  450        --        300,000          --        --               --        300,000
Issuance of stock uinder private
 placement for cash at $0.379 per
 share                                  528         1        199,999          --        --               --        200,000
Issuance of stock under private
 placement for cash at $0.238 per
 share                                  419        --        100,000          --        --               --        100,000
Issuance of stock for assignment
 of farmout agreement at $0.30 per
 share                                1,500         1        449,999          --        --               --        450,000
Net loss                                 --        --             --          --        --       (1,163,678)    (1,163,678)
                                    -------     -----     ----------   ---------    ------      -----------    -----------
BALANCE AUGUST 31, 2007              88,361        88      2,470,077          --        --       (2,142,289)       327,876
Issuance of stock under private
 placement for cash of $0.26 per
 share                                  576         1        149,999          --        --               --        150,000
Cancellation of stock                (3,234)       (3)             3          --        --               --             --
Issuance of stock under private
 placement for cash of $0.40 per
 share                                1,600         2        639,998          --        --               --        640,000
Issuance of stock under private
 placement for cash of $0.50 per
 share                                1,500         1        749,999          --        --               --        750,000
Issuance of stock under private
 placement for cash of $0.30 per
 share                                  833         1        249,999          --        --               --        250,000
Issuance of stock under private
 placement for cash of $0.25 per
 share                                  400        --        100,000          --        --               --        100,000
Obligation to issue shares               --        --             --      45,083        --               --         45,083
Net loss                                 --        --             --          --        --       (1,133,589)    (1,133,589)
                                    -------     -----     ----------   ---------    ------      -----------    -----------
BALANCE AUGUST 31, 2008              90,036        90      4,360,075      45,083        --       (3,275,878)     1,129,370
Issuance of stock under private
 placement for cash of $0.15 per
 share                                1,000         1        149,999          --        --               --        150,000
Issuance of stock under private
 placement for cash of $0.05 per
 share                                  600         1         29,999          --        --               --         30,000
Issuance of stock under private
 placement for cash of $0.03 per
 share                                  500        --         15,000          --        --               --         15,000
Obligation to issue shares               --        --             --      62,984        --               --         62,984
Net Loss                                 --        --             --          --        --       (1,437,460)    (1,437,460)
                                    -------     -----     ----------   ---------    ------      -----------    -----------
BALANCE AUGUST 31, 2009              92,136        92      4,555,073     108,067        --       (4,713,338)       (50,106)
Obligation to issue shares-debt
 settled                                 --        --             --    (108,067)       --               --       (108,067)
Settlement of related party debt         --        --        117,542          --        --               --        117,542
Sale of UK Subsidiary                    --        --         (2,607)         --        --               --         (2,607)
                                    100,000       100             25          --      (125)              --             --
Net Loss                                 --        --             --          --        --          (62,801)       (62,801)
                                    -------     -----     ----------   ---------    ------      -----------    -----------
BALANCE AUGUST 31, 2010             192,136       192      4,670,033          --      (125)      (4,776,139)      (106,039)
Net Loss                                 --        --             --          --        --          (34,963)       (34,963)
                                    -------     -----     ----------   ---------    ------      -----------    -----------
BALANCE AUGUST 31, 2011             192,136     $ 192     $4,670,033   $      --    $ (125)     $(4,811,102)   $  (141,002)
                                    =======     =====     ==========   =========    ======      ===========    ===========

   The accompanying notes are an integral part of these financial statements

                          Western Standard Energy Corp.
                         (An Exploration Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                 August 31, 2011


1. NATURE OF BUSINESS AND CONTINUANCE OF OPERATIONS

Western Standard Energy Corp. (the "Company") was incorporated on February 2, 2005 under the laws of the State of Nevada.

GOING CONCERN

These financial statements have been prepared in accordance with United States generally accepted accounting principals ("GAAP"), on going concern basis, which contemplated the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at August 31, 2011, the Company was in the exploration stage; has incurred a net loss of $34,963 for the year ended August 31, 2011 [2010 - $62,801] and at August 31, 2011 had a deficit accumulated of $4,811,102 [2010 - $4,776,139]. The Company has no revenue and has an accumulated deficit and negative working capital of $141,002 as at August 31, 2011. Further losses are anticipated in the development of its business and there can be no assurance that the Company will be able to achieve or maintain profitability. The continuing operations of the Company and the recoverability of the carrying value of it assets depends upon the ability of the Company to obtain necessary financing to fund its on-going working capital requirements and exploration activities, and upon future profitable operations. The accompanying financial statements do not include any adjustments related to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty. There is no assurance that equity or debt capital will be available as necessary to meet the Company's capital requirements or, if the capital is available, that it will be on terms acceptable to the Company. The issuances of additional equity securities by the Company may result in significant dilution in the equity interests of its current shareholders. Obtaining commercial loans, assuming those loans would be available, will increase the Company's liabilities and future cash commitments. If the Company is unable to obtain financing in the amounts and on terms deemed acceptable, the business and future success may be adversely affected.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The financial statements of the Company have been prepared in accordance with GAAP in the United States of America and are presented in US dollars. The Company is an exploration state company and has not realized any revenues to date.

USE OF ESTIMATES AND ASSUMPTIONS

The preparation of financial statements in conformity with US GAAP required management to make estimated and assumption that affect the report amounts of asserts and liabilities and disclosure of contingent assets and liability at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluated estimates and assumptions. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis from making judgments about the carrying values of assets and liability and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company's estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

FINANCIAL INSTRUMENTS

The fair value of the Company's financial instruments, consisting of accounts payable and notes payable, are estimated to be equal to their carrying value. It is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

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

INCOME TAXES

Deferred income taxes are provided for tax effects of temporary differences between the tax basis of asset and liabilities and their reported amounts in the financial statements. The Company uses the liability method to account for income taxes, which requires deferred taxes to be recorded at the statutory rate expected to being in effect when the taxes are paid. Valuation allowances are provided for a deferred tax asset when it is more likely then not that such asset will not be realized.

Management evaluated tax positions taken or expected to be taken in a tax return. The evaluation of a tax position included a determination of whether a tax position should be recognized in the financial statements and such a position should only be recognized if the Company determines that it is more likely than not that the tax position will be sustained upon examination by the tax authorities, based upon the technical merits of the position. For those tax positions that should be recognized, the measurement of a tax position is determined as being the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement.

LOSS PER SHARE

Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if there effect is anti-dilutive. Because the Company does not have any potentially dilutive securities, diluted loss per share is equal to basic loss per share.

LONG-LIVED ASSETS

The carrying values of long-lived assets are reviewed on a regular basis for the existence of facts or circumstances that may suggest impairment. The Company recognized impairment when the fair value is less than the carrying amount of an asset.

RECENT ACCOUNTING PRONOUNCEMENTS

Recent pronouncements with future effective dates are either not applicable or are not expected to be significant to the financial statement of the Company.

3. OIL AND GAS PROPERTIES

The Company's unproven oil and gas properties are as follows:

                                                                    August 31, 2011     August 31, 2010
                                                                    ---------------     ---------------
(a) Starbuck East Shallow Gas Prospect,
     Valley County, Montana
       Acquisition Costs                                              $       --          $       --
       Exploration costs                                                      --                  --
                                                                      ----------          ----------

       Less: Provision for impairment                                         --                  --
                                                                      ----------          ----------
(b) Lodgepole Reef-Bakken Oil and Gas Prospects,
     Stark and Slope Counties, North Dakota
       Acquisition costs                                                      --             152,691
       Sale of 11 leases (b) (i)                                              --             (10,000)
       Sale of 5 leases (b) (ii)                                              --             (22,691)
       Disposal of oil & gas properties to a former director                  --            (120,000)
                                                                      ----------          ----------

                                                                              --                  --
                                                                      ==========          ==========
(c) Bakken Oil Shale Prospects,
     Stark Country, North Dakota
       Acquisition costs                                                      --              40,000
       Write off lease - expired                                              --             (40,000)
                                                                      ----------          ----------

       Total Costs                                                    $       --          $       --
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

     (ii) On November 23, 2009, the Company sold five leases with a cost of $22,691for proceeds of $25,000 plus a 3% overriding royalty on future productions, if any.

     (iii)On December 17, 2009, the Company entered into an agreement with a former director to assign all the remaining leases with a cost of $120,000 in forgiveness of $213,542 in debt owing to the former director.

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

4. NOTE PAYABLE

On December 22, 2009, the Company entered into a loan agreement with an individual and a corporation whereby the Company agreed to issue a note payable in exchange for proceeds of $60,000. The note bears interest at 11% per annum, secured by the assets of the Company and is payable on demand. At August 31, 2011, the Company owed $60,000 (2010 - $60,000) on the note and $18,519 (2010 -
$3,511) in accrued interest.

5. COMMON STOCK

At August 31, 2011, the authorized  common stock of the Company was  200,000,000
voting  shares  with  0.001  par  value,   of  which  192,136  were  issued  and
outstanding.

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

(iii) On April 14, 2010, the Company's shareholders approved an increase at its authorized share capital from 2,812,500 shares of common stock to 200,000,000 shares of common stock.

On April 14, 2010, the adopted a stock option plan allowing the Company's directors to grant up to 5,000,000 stock options pursuant to the terms and conditions of the stock option plan. As at August 31, 2011 no options have been granted.

6. INCOME TAXES

As at August 31, 2011, the Company had accumulated non-capital loss carry-forwards of approximately $4,037,763. These losses are available to reduce taxable income in future taxation years and begin to expire in 2024 after a carry-forward period of 20 years. The Company is required to compute the deferred tax benefits from non-capital loss carrying-forwards. However, due to the uncertainty of realization of these loss carry-forwards, a full valuation allowance has been provided against this deferred tax asset.

At August 31, 2011 and 2010, the components of the deferred tax asset, the statutory tax rate, the effective tax rate and the elected amount of the valuation allowance are shown below:

                                           August 31,              August 31,
                                              2011                    2010
                                          ------------            ------------

Non-capital tax loss carry forwards       $  4,037,763            $  3,002,800
Statutory tax rate                                  35%                     35%
Effective tax rate                                  --                      --
Deferred tax asset                           1,413,217               1,400,980
Less: valuation allowance                   (1,413,217)             (1,400,980)
                                          ------------            ------------
NET DEFERRED TAX ASSET                    $         --            $         --
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

Our Management, including our principal executive officer and principal financial officer, conducted an evaluation of the design and operation of our internal control over financial reporting as of August 31, 2011 based on the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management's authorization and recorded properly to permit the preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States. Our management has concluded that, as of August 31, 2011, our internal control over financial reporting is effective. Our management reviewed the results of their assessment with our Board of Directors.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal controls over financial reporting that occurred during the year ended August 31, 2011 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 11.  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION

The particulars of compensation paid to the following persons:

     (a)  our principal executive officer;
     (b) each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended August 31, 2011 and 2010; and
     (c) up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the most recently completed financial year, who we will collectively refer to as the named executive officers, for our year ended August 31, 2011, are set out in the following summary compensation table:

                                                                     Non-Equity      Nonqualified
 Name and                                                            Incentive         Deferred
 Principal                                    Stock       Option        Plan         Compensation     All Other
 Position       Year   Salary($)  Bonus($)   Awards($)   Awards($)  Compensation($)   Earnings($)   Compensation($)  Totals($)
 --------       ----   ---------  --------   ---------   ---------  ---------------   -----------   ---------------  ---------
Peter Jenks     2011        Nil     Nil         Nil         Nil           Nil             Nil               Nil           Nil

Dan Bauer,      2010   $ 49,080     Nil         Nil         Nil           Nil             Nil             5,327        54,407
President,      2009   $188,411     Nil         Nil         Nil           Nil             Nil            25,618       214,029
CEO, CFO,
Treasurer &
Secretary(1)

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

DIRECTOR COMPENSATION POLICY

Directors of our Company may be paid for their expenses incurred in attending each meeting of the directors. In addition to expenses, directors may be paid a sum for attending each meeting of the directors or may receive a stated salary as director. No payment precludes any director from serving our company in any other capacity and being compensated for such service. During the year ended August 31, 2011, we did not pay any compensation or grant any stock options to our directors.

                   Fees                              Non-Equity      Nonqualified
                  Earned                             Incentive         Deferred
                 Paid in      Stock      Option        Plan          Compensation      All Other
    Name         Cash($)     Awards($)  Awards($)  Compensation($)    Earnings($)    Compensation($)   Total($)
    ----         -------     ---------  ---------  ---------------    -----------    ---------------   --------
Peter Jenks        Nil         Nil         Nil          Nil              Nil              Nil            Nil

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

As at August 31, 2011, we had not adopted any equity compensation plan and no stock, options, or other equity securities were awarded to our executive officers except as listed below.

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

SECURITY OWNERSHIP OF MANAGEMENT

Title of             Name and address of            Amount and nature of         Percent of
 class                 beneficial owner             beneficial ownership          class (2)
 -----                 ----------------             --------------------          ---------
common                       Nil                            Nil                      Nil
stock

----------
2. Percentage of ownership is based on 194,211 common shares issued and outstanding as of November 30, 2011.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

AUDIT FEES

For the years ended August 31, 2011 and 2010, the aggregate fees billed by Dale Matheson Carr-Hilton Labonte LLP for professional services rendered for the quarterly reviews and annual audit of our consolidated financial statements included in our quarterly reports on Form 10Q and our annual report on Form 10-K were:

                                            Year Ended             Year Ended
                                          August 31, 2011        August 31, 2010
                                          ---------------        ---------------
Audit Fees and Audit Related Fees            $13,500                 $20,000
Income Tax Fees                              $ 2,000                 $    --
All Other Fees                               $ 4,500                 $ 9,500
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

10.22 Assignment Agreement between Coastal Petroleum Company and Western Standard Energy Corp., dated December 12, 2007 (attached as an exhibit to our annual report on Form 10-KSB filed on December 14, 2007)

10.23 Form of Subscription Agreement dated December 24, 2007 (attached as an exhibit to our quarterly report on Form 10-QSB filed on February 4,
         2008)

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

Dated: November 29, 2011