Form 10-Q
period 2011-11-30
Western Standard Energy Corp.
filed 2012-01-13
CIK 1343254

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                For the quarterly period ended November 30, 2011

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

             For the transition period from __________ to __________

                        Commission File Number: 000-51736


                          WESTERN STANDARD ENERGY CORP.
             (Exact name of registrant as specified in its charter)

             Nevada                                              20-5854735
  (State or other jurisdiction                                (I.R.S. Employer
of incorporation or organization)                            Identification No.)

403 Enclave Circle #309, Costa Mesa, CA                            92626
(Address of principal executive offices)                         (Zip Code)

                               Tel: (888) 267-5629
              (Registrant's telephone number, including area code)

                7 New Road, Second Floor, #6 Belize City, Belize
              (Former name, former address and former fiscal year,
                         if changed since last report)

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 194,211 shares of common stock outstanding as at November 30, 2011.

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS................................................. 3

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS................................................ 7

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK...........12

ITEM 4T. CONTROLS AND PROCEDURES..............................................12

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS....................................................13

ITEM 1A. RISK FACTORS.........................................................13

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS..........20

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES......................................20

ITEM 4.  SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS.................20

ITEM 5.  OTHER INFORMATION....................................................20

ITEM 6.  EXHIBITS.............................................................21

SIGNATURES....................................................................23

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                          Western Standard Energy Corp.
                         (An Exploration Stage Company)
                                 BALANCE SHEETS
--------------------------------------------------------------------------------

                                                                November 30,           August 31,
                                                                   2011                   2011
                                                               ------------           ------------
                                                                (unaudited)
ASSETS
                                                               $         --           $         --
                                                               ============           ============

LIABILITIES

CURRENT LIABILITIES
  Accounts payable and accrued liabilities                     $     93,118           $     81,002
  Notes payable                                                      60,000                 60,000
                                                               ------------           ------------
                                                                    153,118                141,002
                                                               ------------           ------------
STOCKHOLDERS' DEFICIT

COMMON STOCK
  Authorized:
   200,000,000 common shares with par value of $0.001
  Issued and outstanding:
   192,136 common shares                                                192                    192
  ADDITIONAL PAID IN CAPITAL                                      4,670,033              4,670,033
  SUBSCRIPTION RECEIVABLE                                              (125)                  (125)
  DEFICIT ACCUMULATED DURING EXPLORATION STAGE                   (4,823,218)            (4,811,102)
                                                               ------------           ------------
                                                                   (153,118)              (141,002)
                                                               ------------           ------------

                                                               $         --           $         --
                                                               ============           ============


   The accompanying notes are an integral part of these financial statements

                          Western Standard Energy Corp.
                         (An Exploration Stage Company )
                            STATEMENTS OF OPERATIONS
                                   (unaudited)
--------------------------------------------------------------------------------

                                                                                            Cumulative from
                                                Three months           Three months         October 16, 2003
                                                   ended                  ended             (Inception) to
                                                November 30,           November 30,           November 30,
                                                    2011                   2010                   2011
                                                ------------           ------------           ------------
EXPENSES
  Advertising and promotion                     $         --           $         --           $     48,670
  Audit and accounting fees                            5,333                     --                286,701
  Depreciation                                            --                     --                 12,280
  Consulting fees and expenses                            --                     --                 17,916
  Foreign exchange loss                                   --                     --                 23,786
  Gain on disposal of oil and gas properties              --                     --                 (5,810)
  Gain on settlement of debt                              --                     --               (104,992)
  Interest expense                                     3,793                  2,772                 58,157
  Interest income                                         --                     --                 (3,716)
  Investor communications and transfer agent           2,990                     80                505,783
  Legal fees                                              --                     --                234,697
  Office and general administration                       --                     --                196,422
  Product development                                     --                     --                876,451
  Salaries and management fees                            --                     --              1,283,083
  Stock-based compensation                                --                     --                104,366
  Travel and entertainment                                --                     --                193,807
  Web and graphic design                                  --                     --                129,716
  Write-down of assets                                    --                     --                (34,650)
  Write-down of oil and gas property                      --                     --              1,000,551
                                                ------------           ------------           ------------
                                                      12,116                  2,852              4,823,218
                                                ------------           ------------           ------------

NET LOSS                                        $    (12,116)          $     (2,852)          $ (4,823,218)
                                                ============           ============           ============

LOSS PER SHARE - BASIC AND DILUTED              $      (0.06)          $      (0.01)
                                                ============           ============
WEIGHTED AVERAGE NUMBER OF COMMON STOCK
 OUTSTANDING - BASIC AND DILUTED                     192,136                192,136
                                                ============           ============


   The accompanying notes are an integral part of these financial statements

                          Western Standard Energy Corp.
                         (An Exploration Stage Company )
                              STATEMENT CASH FLOWS
                                   (unaudited)
--------------------------------------------------------------------------------

                                                                                                   Cumulative from
                                                        Three months           Three months        October 16, 2003
                                                           ended                  ended            (Inception) to
                                                        November 30,           November 30,          November 30,
                                                            2011                   2010                  2011
                                                        ------------           ------------          ------------
CASH FLOW FROM OPERATING ACTIVITIES
  Net loss                                              $    (12,116)          $     (2,852)         $ (4,823,218)
  Non-cash items included in net loss
    Impairment of oil and gas properties                          --                     --               960,551
    Gain on disposal of oil and gas properties                    --                     --                (5,809)
    Interest                                                   3,793                     --                 9,689
    Write-down of accounts payable                                --                     --                30,374
    Write-down of assets                                          --                     --                (4,276)
    Write-down of oil and gas properties                          --                     --                40,000
    Depreciation                                                  --                     --                12,280
    Gain on settlement of debt                                    --                     --              (104,992)
    Stock issued for service                                      --                     --               104,366
  Changes in non-cash working capital
    Receivables                                                   --                     --                (1,070)
    Prepaid expenses                                              --                     --                31,650
    Accounts payable and accrued liabilities                   8,323                  2,852                31,077
                                                        ------------           ------------          ------------
NET CASH USED IN OPERATING ACTIVITIES                             --                     --            (3,719,378)
                                                        ------------           ------------          ------------
INVESTING ACTIVITIES
  Purchase of equipment                                           --                     --               (20,287)
  Expenditures on oil and gas properties                          --                     --              (703,242)
  Proceeds on sale of oil and gas properties                      --                     --                38,500
                                                        ------------           ------------          ------------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES               --                     --              (685,029)
                                                        ------------           ------------          ------------
FINANCING ACTIVITIES
  Decrease in bank indebtedness                                   --                     --                    --
  Due to related parties                                          --                     --             1,307,771
  Note payable                                                    --                     --                60,000
  Issuance of common shares for cash                              --                     --             2,685,000
  Bank indebtedness                                               --                     --                    --
  Net cash acquired on recapitalization                           --                     --               351,636
                                                        ------------           ------------          ------------
NET CASH FROM FINANCING ACTIVITIES                                --                     --             4,404,407
                                                        ------------           ------------          ------------

INCREASE IN CASH                                                  --                     --                    --
Cash, beginning                                                   --                     --                    --
                                                        ------------           ------------          ------------
CASH, ENDING                                            $         --           $         --          $         --
                                                        ============           ============          ============
SUPPLEMENTARY INFORMATION

CASH PAID FOR:
  Interest                                              $         --           $         --          $     34,382
  Income tax                                            $         --           $         --          $         --
                                                        ============           ============          ============
NON-CASH FINANCING AND INVESTING ACTIVITIES
  Forgiveness of debt                                   $         --           $         --          $     24,000
  Loans settled with oil and gas propery interest       $         --           $         --          $    214,138
  Loans converted to common shares                      $         --           $         --          $    879,842
  Oil and gas property purchased for common shares      $         --           $         --          $    450,000
                                                        ============           ============          ============


   The accompanying notes are an integral part of these financial statements

                          Western Standard Energy Corp.
                         (An Exploration Stage Company)
                    NOTES TO FINANCIAL STATEMENTS DEFICIENCY
                                November 30, 2011
--------------------------------------------------------------------------------

1. BASIS OF PRESENTATION

The following interim unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the rules and regulations of the Securities and Exchange Commission. Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles for complete financial statements. These interim unaudited financial statements should be read in conjunction with the Company's audited financial statements for the year ended August 31, 2011. In the opinion of management, the interim unaudited financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results of the interim period presented. Operating results for the three-month period ended November 30, 2011 are not necessarily indicative of the results that may be expected for the year ending August 31, 2012.

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

OIL AND GAS PROPERTIES

At November 30, 2011 the Company had no oil and gas interests.

We intend to acquire oil and gas interests in the future. Management believes that future growth of our Company will primarily occur through the acquisition of oil and gas properties following extensive due diligence by our Company. However, we may elect to proceed through collaborative agreements, joint venture agreements or other agreements with other experts in the oil and gas industry in order to share expertise and reduce operating costs. The analysis of new property interests will be undertaken by or under the supervision of our management, advisory board and board of directors. Although the oil and gas industry is currently very competitive, management believes that many undervalued prospective properties are available for acquisition and exploration purposes.

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

As at November 30, 2011, we had cash on hand of $Nil and we will need to obtain financing to meet our plan of operations over the next 12 months.

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

LIQUIDITY AND CAPITAL RESOURCES

The table below shows our working capital position at both November 30, 2011 and our August 31, 2011 year-end:

                                                      November 30,    August 31,
                                                         2011           2011
                                                      ----------     ----------
Current Assets                                        $      Nil     $      Nil
Current Liabilities                                     (153,118)      (141,002)
Working Capital (Deficiency)                          $ (153,118)    $ (141,002)

Our working capital deficiency increased by $12,116 during the three months ended November, 2011 primarily due to accrued interest payable and accounting and audit fees.

The table below shows changes in our cash position for the three months ended November, 2011 and 2010:

CASH FLOWS

                                                     3 Months Ended November 31,
                                                         2011           2011
                                                      ----------     ----------
Net cash used in Operating Activities                 $       --     $       --
Net cash provided by  (used in) Investing Activities          --             --
Net cash provided by Financing Activities                     --             --
Increase (decrease) in cash for the period            $       --     $       --
Cash, beginning of period                                     --             --
Cash, end of period                                   $       --     $       --

During the three months ended November 30, 2011 and November 30, 2010, our cash position remained Nil.

RESULTS OF OPERATION

The summary of our results of operations below should be read in conjunction with our unaudited interim financial statements for the three months ended November 30, 2011 included herein.

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

Expenses

The following summary of our results of operations should be read in conjunction with out financial statements for the three month period ended November 30, 2011 which are included herein.

Our operating results for the three months ended November 30, 2011, for the three months ended November 30, 2010 and the changes between those periods for the respective items are summarized as follows:

                                                                Change Between
                                                              Three Month Period
                              Three months     Three months    November 30, 2011
                                 Ended            Ended              and
                              November 30,     November 30,       November 30,
                                 2011             2010               2010
                               --------         --------           --------
Accounting, audit and legal    $ (5,333)        $    Nil           $ (5,333)
Interest expense                 (3,793)          (2,772)            (1,021)
Other                            (2,990)             (80)            (2,910)
                               --------         --------           --------
Net loss for the period        $(12,116)        $ (2,852)          $ (9,264)
                               ========         ========           ========

ACCOUNTING, AUDIT AND LEGAL

The $5,333 increase in accounting, audit and legal fees for the three months ended November 30, 2011 was primarily due to a increase in accounting fees.

INTEREST EXPENSE

The $1,021 increase in interest expense was due to an increase in interest charged on loans

OTHER EXPENSE

The $2,910 increase in other charges was mainly due to an increase in transfer agent expenses.

OFF-BALANCE SHEET ARRANGEMENTS

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial position, revenues and expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

GOING CONCERN

These financial statements have been prepared in accordance with United States generally accepted accounting principles, on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at November 30, 2011, the Company was in the exploration stage; has incurred a net loss of $12,116 for the three months ended November 30, 2011 [2010 - $2,892] and at November 30, 2011 had a deficit accumulated of $4,823,218 [2011 - $4,811,102]. The Company has no revenue and has an accumulated deficit and negative working capital of $153,118 as at November 30, 2011.

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

APPLICATION OF CRITICAL ACCOUNTING POLICIES

BASIS OF PRESENTATION

The unaudited interim financial statements of Western Standard have been prepared in accordance with generally accepted accounting principles for interim financial reporting and the rules and regulations of the Securities and Exchange Commission. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended August 31, 2011 included in our Annual Report on From 10-K filed with the Securities and Exchange Commission. The unaudited interim financial statements should be read in conjunction with the financial statements included in Form 10-K. In the opinion of management, all adjustments considered necessary for fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the trhee months ended November 30, 2011 are not necessarily indicative of the results that may be expected for the year ending August 31, 2012.

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

OIL AND GAS PROPERTIES

We utilize the full cost method to account for our investment in unproven oil and gas properties. Accordingly, all costs associated with acquisition, exploration and development of oil and gas reserves, including such costs as leasehold acquisition costs, capitalized interest costs relating to unproven properties, geological expenditures, tangible and intangible development costs (including direct internal costs), are capitalized into the full cost pool. When we commence production from established proven oil and gas reserves, capitalized costs, including estimated future costs to develop the reserves and estimated abandonment costs, will be depleted on the units-of-production method using estimates of proven reserves. Investments in unproved properties and major development projects, including capitalized interest if any, are not depleted until proven reserves associated with the projects can be determined. If the future exploration of unproven properties are determined to be uneconomical, the amount of such properties is added to the capital costs to be depleted. At November 30, 2011 the Company had no oil and gas interests.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4T. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

As required by paragraph (b) of Rules 13a-15 or 15d-15 under the Securities Exchange Act of 1934, as amended, we are required to maintain and our management is required to evaluate the effectiveness of our Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange
Act). Our management with the participation of our principal executive officer and principal financial officer evaluated the effectiveness of our Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly report on Form 10-Q. Based on this evaluation, our management determined that our Company's disclosure controls and procedures were effective as of November 30, 2011.

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

WE HAVE HAD A HISTORY OF LOSSES AND NO REVENUE, WHICH RAISE SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

Since inception, we have incurred aggregate net losses of $4,823,218 from operations. We can offer no assurance that we will ever operate profitably or that we will generate positive cash flow in the future. To date, we have not generated any revenues from our operations. Our history of losses and no revenues raise substantial doubt about our ability to continue as a going concern. We will not be able to generate significant revenues in the future and our management expects acquisitions and exploration expenditures and operating expenses to increase substantially over the next 12 months. As a result, our management expects the business to continue to experience negative cash flow for the foreseeable future and cannot predict when, if ever, our business might become profitable. We will need to raise additional funds, and such funds may not be available on commercially acceptable terms, if at all. If we are unable to raise funds on acceptable terms, we may not be able to execute our business plan, take advantage of future opportunities, or respond to competitive pressures or unanticipated requirements. This may seriously harm our business, financial condition and results of operations.

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

WE MAY NOT IDENTIFY ALL OF THE LIABILITIES ASSOCIATED WITH OUR PROPERTY INTERESTS OR OBTAIN PROTECTION FROM SELLERS AGAINST THEM, WHICH COULD CAUSE US TO INCUR LOSSES.

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

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

On December 22, 2009, we entered into a loan agreement with a corporation and an individual, whereby the Company agreed to issue a note payable in exchange for proceeds of $60,000. The note bears interest at 11% per annum, secured by the assets of the Company and is payable on demand. At November 30, 2011, the Company owed $60,000 (2010 - $60,000) on the note and $22,312 (2011 - $18,519)
in accrued interest. In addition, the note holders have paid expenses on behalf of the Company totaling $64,306 (2011 - 55,983) as of November 30, 2011 which is included in accounts payable and accrued liabilities.

As part of the Company's agreement on December 17, 2009 with a former director in which the Company assigned certain oil and gas properties in the Lodgepole Reef-Bakken Oil and Gas Prospects in return for forgiveness of outstanding debt, the Company also assigned to such director the Company's U.K. subsidiary, Western Standard Energy Limited. At November, 30 2011, the Company had no subsidiaries.

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

During 2010, the Company adopted a stock option plan known as the 2010 Equity Compensation Plan, where up to 5,000,000 options may be granted. The plan was approved by the shareholders of the Company at special meeting of the shareholders held on April 14, 2010. We have not granted any stock options under the plan as at November 30, 2011.

On December 15, 2011 Peter Jenks resigned as our President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director. As a result of the resignation, the Company appointed Steven Cook as our new President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director.

ITEM 6. EXHIBITS

Exhibits required by Item 601 of Regulation S-K:

Exhibit No.                       Description
-----------                       -----------

(3)           ARTICLES OF INCORPORATION AND BY-LAWS
3.1 Articles of Incorporation (attached as an exhibit to our Registration Statement on Form SB-2, filed on November 2, 2005)
3.2 Bylaws (attached as an exhibit to our Registration Statement on Form SB-2, filed on November 2, 2005)
3.3 Articles of Merger (attached as an exhibit to our current report on Form 8-K filed on June 28, 2006)
3.4 Certificate of Change (attached as an exhibit to our current report on Form 8-K filed on June 28, 2006)
3.5 Certificate of Change (attached as an exhibit to our current report on Form 8-K filed on July 7, 2007)
3.6 Articles of Merger (attached as an exhibit to our current report on Form 8-K filed on July 7, 2007)
3.7 Articles of Merger (attached as an exhibit to our annual report on Form 10-KSB filed on December 14, 2007)
(4)           INSTRUMENTS DEFINING RIGHTS OF SECURITY HOLDERS, INCLUDING
              INDENTURES
4.1 Specimen ordinary share certificate (attached as an exhibit to our Registration Statement on Form SB-2, filed on November 2, 2005)
(10)          MATERIAL CONTRACTS
10.1 Form of Subscription Agreement (attached as an exhibit to our current report on Form 8-K filed on September 26, 2006)
10.2 Promissory Note (attached as an exhibit to our current report on Form 8-K filed on October 3, 2006)
10.3 Lease Agreement (attached as an exhibit to our current report on Form 8-K filed on November 29, 2006)
10.4 Form of Subscription Agreement (attached as an exhibit to our current report on Form 8-K filed on November 29, 2006)
10.5 Share Exchange Agreement (attached as an exhibit to our current report on Form 8-K filed on November 29, 2006)
10.6 Share Issuance Agreement with Global (attached as an exhibit to our current report on Form 8- K filed on May 15, 2007)
10.7 Letter of Intent (attached as an exhibit to our current report on Form 8-K filed on May 17, 2007)
10.8 Private Placement Subscription Agreement (attached as an exhibit to our current report on Form 8-K filed on May 23, 2007)
10.9 Office Lease and Services Agreement (attached as an exhibit to our quarterly report on Form 10- QSB filed on July 16, 2007)
10.10 Assignment Agreement between Power Energy Enterprises SA and Lusora Healthcare Systems Inc. (attached as an exhibit to our current report on Form 8-K filed on September 4, 2007)
10.11 Farmout Agreement between Coastal Petroleum Company and Lusora Healthcare Systems Inc. (attached as an exhibit to our current report on Form 8-K filed on September 4, 2007)
10.12 Private Placement Subscription Agreement (attached as an exhibit to our current report on Form 8-K filed on October 16, 2007)
10.13 Warrant Certificate (attached as an exhibit to our current report on Form 8-K filed on October 16, 2007)
10.14 Private Placement Subscription Agreement (attached as an exhibit to our current report on Form 8-K filed on November 11, 2007)
10.15 Warrant Certificate (attached as an exhibit to our current report on Form 8-K filed on November 11, 2007)
10.16 Memorandum of Understanding with Coastal Petroleum, dated November 29, 2007, signed December 4 (attached as an exhibit to our current report on Form 8-K filed on December 11, 2007)
10.17 Letter from Western Standard Energy Corp. to Coastal Petroleum Company, dated November 28, 2007 (attached as an exhibit to our current report on Form 8-K filed on December 11, 2007)

10.18         Assignment Agreement between Coastal Petroleum Company and Western
              Standard Energy Corp., dated November 7, 2007 (attached as an exhibit to our current report on Form 8-K filed on December 11,
              2007)
10.19         Farmout Agreement between Oil For America and Western Standard
              Energy Corp., dated November 9, 2007 (attached as an exhibit to our current report on Form 8-K filed on December 11, 2007)
10.20         Assignment Agreement between Oil For America and Western Standard
              Energy Corp., dated November 7, 2007 (attached as an exhibit to our current report on Form 8-K filed on December 11, 2007)
10.21         Farmout Agreement between Coastal Petroleum Company and Western
              Standard Energy Corp., dated December 11, 2007 (attached as an exhibit to our annual report on Form 10-KSB filed on December 14,
              2007)
10.22         Assignment Agreement between Coastal Petroleum Company and Western
              Standard Energy Corp., dated December 12, 2007 (attached as an exhibit to our annual report on Form 10-KSB filed on December 14,
              2007)
10.23         Form of Subscription Agreement dated December 24, 2007
10.24         Memorandum of Understanding dated January 24, 2008 between Western
              Standard Energy Corp. and F Cross Resources, LLC (attached as an exhibit to our quarterly report on Form 10-QSB filed on February
              4, 2008)
10.25         Memorandum of Intent with Oil For America dated April 17, 2008
              (attached as an exhibit to our current report on Form 8-K filed on
              April 21, 2008)
10.26         Share Issuance Agreement dated May 6, 2008 with Infinity Energy
              Investments Limited (attached as an exhibit to our current report on Form 8-K filed on May 8, 2008)
10.27         Memorandum of Intent dated May 6, 2008 with Oil for America
              (attached as an exhibit to our quarterly report on Form 10-QSB filed on July 15, 2008)
10.28         Letter of Intent with East Dickinson Oil and Gas Co. dated October
              31, 2008 (attached as an exhibit to our current report on Form 8-K filed on November 10, 2008)
10.29         Assignment Agreement with East Dickinson Oil and Gas Co., dated
              November 3, 2008 (attached as an exhibit to our annual report on
              Form 10-K filed on December 15, 2008)
10.30         Assignment Agreement with Stark County Oil & Gas Co., dated
              November 3, 2008 (attached as an exhibit to our annual report on
              Form 10-K filed on December 15, 2008)
10.31         Assignment Agreement with East Dickinson Oil & Gas Co., dated
              September 18, 2009 (attached as an exhibit to our annual report on
              Form 10-K filed on December 14, 2009)
10.32         Assignment Agreement with Oil For America LLC., dated November 15,
              2009 (attached as an exhibit to our annual report on Form 10-K filed on December 14, 2009)
10.33         Loan Agreement dated December 22, 2009 (attached as an exhibit to our current report on Form 8-K filed on December 29, 2009)
(31)          SECTION 302 CERTIFICATION
31.1*         Certification Statement pursuant to Section 302 of the Sarbanes-
              Oxley Act of 2002
(32)          SECTION 906 CERTIFICATION
32.1*         Certification Statement pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002
99.1          Great Northern Gas Company - Starbuck East Prospect Valley Co.,
              Montana Geological Report dated February 2, 2005 (attached as an exhibit to our current report on Form 8-K filed on May 15, 2008)
99.2          Letter from Richard Robertson dated September 25, 2007 verifying the contents of the February 2, 2005 Geological Report (attached as an exhibit to our current report on Form 8-K filed on May 15,
              2008)
101**         Interactive Data Files pursuant to Rule 405 of Regulation S-T.
----------
*  filed herewith
** To be filed by amendment

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its In accordance with
Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WESTERN STANDARD ENERGY CORP.


/s/ Steven Cook
--------------------------------------------------
Steven Cook
President, Secretary, Treasurer and Director
Principal Executive Officer, Principal
Financial Officer and Principal Accounting Officer

Dated: January 13, 2012