Form 10-Q/A
period 2011-11-30
Western Standard Energy Corp.
filed 2012-02-07
CIK 1343254

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A
                                (Amendment No. 1)

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

The purpose of this Amendment No. 1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended November 30, 2011, filed with the Securities and Exchange Commission on January 13, 2012 (the "Form 10-Q"), is solely to furnish Exhibit 101 to the Form 10-Q. Exhibit 101 provides the financial statements and related notes from the Form 10-Q formatted in XBRL (Extensible Business Reporting Language).

No other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q continues to speak as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

Pursuant to rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Act of 1934, as amended, and otherwise are not subject to liability under those sections.

ITEM 6. EXHIBITS

Exhibits required by Item 601 of Regulation S-K:

Exhibit No.                       Description
-----------                       -----------

(3)           ARTICLES OF INCORPORATION AND BY-LAWS
3.1 Articles of Incorporation (attached as an exhibit to our Registration Statement on Form SB-2, filed on November 2, 2005)
3.2 Bylaws (attached as an exhibit to our Registration Statement on Form SB-2, filed on November 2, 2005)
3.3 Articles of Merger (attached as an exhibit to our current report on Form 8-K filed on June 28, 2006)
3.4 Certificate of Change (attached as an exhibit to our current report on Form 8-K filed on June 28, 2006)
3.5 Certificate of Change (attached as an exhibit to our current report on Form 8-K filed on July 7, 2007)
3.6 Articles of Merger (attached as an exhibit to our current report on Form 8-K filed on July 7, 2007)
3.7 Articles of Merger (attached as an exhibit to our annual report on Form 10-KSB filed on December 14, 2007)
(4)           INSTRUMENTS DEFINING RIGHTS OF SECURITY HOLDERS, INCLUDING
              INDENTURES
4.1 Specimen ordinary share certificate (attached as an exhibit to our Registration Statement on Form SB-2, filed on November 2, 2005)
(10)          MATERIAL CONTRACTS
10.1 Form of Subscription Agreement (attached as an exhibit to our current report on Form 8-K filed on September 26, 2006)
10.2 Promissory Note (attached as an exhibit to our current report on Form 8-K filed on October 3, 2006)
10.3 Lease Agreement (attached as an exhibit to our current report on Form 8-K filed on November 29, 2006)
10.4 Form of Subscription Agreement (attached as an exhibit to our current report on Form 8-K filed on November 29, 2006)
10.5 Share Exchange Agreement (attached as an exhibit to our current report on Form 8-K filed on November 29, 2006)
10.6 Share Issuance Agreement with Global (attached as an exhibit to our current report on Form 8- K filed on May 15, 2007)
10.7 Letter of Intent (attached as an exhibit to our current report on Form 8-K filed on May 17, 2007)
10.8 Private Placement Subscription Agreement (attached as an exhibit to our current report on Form 8-K filed on May 23, 2007)
10.9 Office Lease and Services Agreement (attached as an exhibit to our quarterly report on Form 10- QSB filed on July 16, 2007)
10.10 Assignment Agreement between Power Energy Enterprises SA and Lusora Healthcare Systems Inc. (attached as an exhibit to our current report on Form 8-K filed on September 4, 2007)
10.11 Farmout Agreement between Coastal Petroleum Company and Lusora Healthcare Systems Inc. (attached as an exhibit to our current report on Form 8-K filed on September 4, 2007)
10.12 Private Placement Subscription Agreement (attached as an exhibit to our current report on Form 8-K filed on October 16, 2007)
10.13 Warrant Certificate (attached as an exhibit to our current report on Form 8-K filed on October 16, 2007)
10.14 Private Placement Subscription Agreement (attached as an exhibit to our current report on Form 8-K filed on November 11, 2007)
10.15 Warrant Certificate (attached as an exhibit to our current report on Form 8-K filed on November 11, 2007)
10.16 Memorandum of Understanding with Coastal Petroleum, dated November 29, 2007, signed December 4 (attached as an exhibit to our current report on Form 8-K filed on December 11, 2007)
10.17 Letter from Western Standard Energy Corp. to Coastal Petroleum Company, dated November 28, 2007 (attached as an exhibit to our current report on Form 8-K filed on December 11, 2007)

10.18         Assignment Agreement between Coastal Petroleum Company and Western
              Standard Energy Corp., dated November 7, 2007 (attached as an exhibit to our current report on Form 8-K filed on December 11,
              2007)
10.19         Farmout Agreement between Oil For America and Western Standard
              Energy Corp., dated November 9, 2007 (attached as an exhibit to our current report on Form 8-K filed on December 11, 2007)
10.20         Assignment Agreement between Oil For America and Western Standard
              Energy Corp., dated November 7, 2007 (attached as an exhibit to our current report on Form 8-K filed on December 11, 2007)
10.21         Farmout Agreement between Coastal Petroleum Company and Western
              Standard Energy Corp., dated December 11, 2007 (attached as an exhibit to our annual report on Form 10-KSB filed on December 14,
              2007)
10.22         Assignment Agreement between Coastal Petroleum Company and Western
              Standard Energy Corp., dated December 12, 2007 (attached as an exhibit to our annual report on Form 10-KSB filed on December 14,
              2007)
10.23         Form of Subscription Agreement dated December 24, 2007
10.24         Memorandum of Understanding dated January 24, 2008 between Western
              Standard Energy Corp. and F Cross Resources, LLC (attached as an exhibit to our quarterly report on Form 10-QSB filed on February
              4, 2008)
10.25         Memorandum of Intent with Oil For America dated April 17, 2008
              (attached as an exhibit to our current report on Form 8-K filed on
              April 21, 2008)
10.26         Share Issuance Agreement dated May 6, 2008 with Infinity Energy
              Investments Limited (attached as an exhibit to our current report on Form 8-K filed on May 8, 2008)
10.27         Memorandum of Intent dated May 6, 2008 with Oil for America
              (attached as an exhibit to our quarterly report on Form 10-QSB filed on July 15, 2008)
10.28         Letter of Intent with East Dickinson Oil and Gas Co. dated October
              31, 2008 (attached as an exhibit to our current report on Form 8-K filed on November 10, 2008)
10.29         Assignment Agreement with East Dickinson Oil and Gas Co., dated
              November 3, 2008 (attached as an exhibit to our annual report on
              Form 10-K filed on December 15, 2008)
10.30         Assignment Agreement with Stark County Oil & Gas Co., dated
              November 3, 2008 (attached as an exhibit to our annual report on
              Form 10-K filed on December 15, 2008)
10.31         Assignment Agreement with East Dickinson Oil & Gas Co., dated
              September 18, 2009 (attached as an exhibit to our annual report on
              Form 10-K filed on December 14, 2009)
10.32         Assignment Agreement with Oil For America LLC., dated November 15,
              2009 (attached as an exhibit to our annual report on Form 10-K filed on December 14, 2009)
10.33         Loan Agreement dated December 22, 2009 (attached as an exhibit to our current report on Form 8-K filed on December 29, 2009)
(31)          SECTION 302 CERTIFICATION
31.1*         Certification Statement pursuant to Section 302 of the Sarbanes-
              Oxley Act of 2002
(32)          SECTION 906 CERTIFICATION
32.1*         Certification Statement pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002
99.1          Great Northern Gas Company - Starbuck East Prospect Valley Co.,
              Montana Geological Report dated February 2, 2005 (attached as an exhibit to our current report on Form 8-K filed on May 15, 2008)
99.2          Letter from Richard Robertson dated September 25, 2007 verifying the contents of the February 2, 2005 Geological Report (attached as an exhibit to our current report on Form 8-K filed on May 15,
              2008)
101**         Interactive Data Files pursuant to Rule 405 of Regulation S-T.
----------
*  Previously Filed
** Filed Herewith

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

Dated: February 7, 2012