Form 10-Q
period 2012-05-31
Western Standard Energy Corp.
filed 2012-07-16
CIK 1343254

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
    ACT OF 1934

                  For the quarterly period ended May 31, 2012
                                       or

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 192,136 shares of common stock outstanding as at May 31, 2012.

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

ITEM 1.  LEGAL PROCEEDINGS....................................................13

ITEM 1A. RISK FACTORS.........................................................13

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS..........20

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES......................................20

ITEM 4.  MINE SAFETY DISCLOSURES..............................................20

ITEM 5.  OTHER INFORMATION....................................................20

ITEM 6.  EXHIBITS.............................................................21

SIGNATURES....................................................................24

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                          Western Standard Energy Corp.
                         (An Exploration Stage Company)
                                 BALANCE SHEETS
--------------------------------------------------------------------------------

                                                                   May 31,              August 31,
                                                                    2012                   2011
                                                                ------------           ------------
                                                                 (Unaudited)
ASSETS
                                                                $         --           $         --

LIABILITIES

CURRENT LIABILITIES
  Accounts payable and accrued liabilities                      $    107,110           $     81,002
  Notes payable                                                       60,000                 60,000
                                                                ------------           ------------
                                                                     167,110                141,002
                                                                ------------           ------------
STOCKHOLDERS' DEFICIT

COMMON STOCK
  Authorized:
    200,000,000 common shares with par value of $0.001
  Issued and outstanding:
    192,136 common shares                                                192                    192
ADDITIONAL PAID IN CAPITAL                                         4,670,033              4,670,033
SUBSCRIPTION RECEIVABLE                                                 (125)                  (125)
DEFICIT ACCUMULATED DURING EXPLORATION STAGE                      (4,837,210)            (4,811,102)
                                                                ------------           ------------
                                                                    (167,110)              (141,002)
                                                                ------------           ------------

                                                                $         --           $         --
                                                                ============           ============

   The accompanying notes are an integral part of these financial statements

                          Western Standard Energy Corp.
                         (An Exploration Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (unaudited)
--------------------------------------------------------------------------------

                                                                                                              Cumulative from
                                              Three months    Three months     Nine months      Nine months   October 16, 2003
                                                 ended           ended           ended            ended        (Inception) to
                                                 May 31,         May 31,         May 31,          May 31,          May 31,
                                                  2012            2011            2012             2011             2012
                                              ------------    ------------    ------------     ------------     ------------
EXPENSES
  Advertising and promotion                   $         --    $         --    $         --     $         --     $     48,670
  Audit and accounting fees                             --              --           5,833           12,000          287,201
  Depreciation                                          --              --              --               --           12,280
  Consulting fees and expenses                          --              --              --               --           17,916
  Foreign exchange (gain) loss                          --              --              --               --           23,786
  Gain on disposal of oil and gas properties            --              --              --               --           (5,810)
  Gain on settlement of debt                            --              --              --               --         (104,992)
  Interest expense                                   4,467           3,429          12,645            9,015           67,009
  Interest income                                       --              --              --               --           (3,716)
  Investor communications and transfer agent            80              80           7,630              580          510,423
  Legal fees                                            --              --              --            1,680          234,697
  Office and general administration                     --              --              --               --          196,422
  Product development                                   --              --              --               --          876,451
  Salaries and management fees                          --              --              --               --        1,283,083
  Stock-based compensation                              --              --              --               --          104,366
  Travel and entertainment                              --              --              --               --          193,807
  Web and graphic design                                --              --              --               --          129,716
  Write-down of assets and liabilities-net              --              --              --               --          (34,650)
  Write-down of oil and gas property                    --              --              --               --        1,000,551
                                              ------------    ------------    ------------     ------------     ------------
                                                     4,547           3,509          26,108           23,275        4,837,210
                                              ------------    ------------    ------------     ------------     ------------

NET LOSS                                      $     (4,547)   $     (3,509)   $    (26,108)    $    (23,275)    $ (4,837,210)
                                              ============    ============    ============     ============     ============

Loss per share - basic and diluted            $      (0.02)   $      (0.02)   $      (0.14)    $      (0.12)
                                              ============    ============    ============     ============
Weighted average number of common stock
 outstanding - basic and diluted                   192,136         192,136         192,136          192,136
                                              ============    ============    ============     ============


   The accompanying notes are an integral part of these financial statements

                          Western Standard Energy Corp.
                         (An Exploration Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (unaudited)
--------------------------------------------------------------------------------

                                                                                                              Cumulative from
                                                                         Nine months         Nine months      October 16, 2003
                                                                           ended               ended           (Inception) to
                                                                           May 31,             May 31,             May 31,
                                                                            2012                2011                2012
                                                                        ------------        ------------        -----------
CASH FLOW FROM OPERATING ACTIVITIES
  Net loss                                                              $    (26,108)       $    (23,275)      $ (4,837,210)
  Non-cash items included in net loss
    Impairment of oil and gas properties                                          --                  --            960,551
    Gain on disposal of oil and gas properties                                    --                  --             (5,809)
    Interest                                                                  12,645                  --             18,541
    Write-down of accounts payable                                                --                  --             30,374
    Write-down of assets and liabilities, net                                     --                  --             (4,276)
    Write-down of oil and gas properties                                          --                  --             40,000
    Depreciation                                                                  --                  --             12,280
    Gain on settlement of debt                                                    --                  --           (104,992)
    Stock issued for service                                                      --                  --            104,366
  Changes in non-cash working capital
    Receivables                                                                   --                  --             (1,070)
    Prepaid expenses                                                              --                  --             31,650
    Accounts payable and accrued liabilities                                  13,463              23,275             36,217
                                                                        ------------        ------------       ------------
           NET CASH USED IN OPERATING ACTIVITIES                                  --                  --         (3,719,378)
                                                                        ------------        ------------       ------------
INVESTING ACTIVITIES
  Purchase of equipment                                                           --                  --            (20,287)
  Expenditures on oil and gas properties                                          --                  --           (703,242)
  Proceeds on sale of oil and gas properties                                      --                  --             38,500
                                                                        ------------        ------------       ------------
           NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                    --                  --           (685,029)
                                                                        ------------        ------------       ------------
FINANCING ACTIVITIES
  Due to related parties                                                          --                  --          1,307,771
  Note payable                                                                    --                  --             60,000
  Issuance of common shares for cash                                              --                  --          2,685,000
  Bank indebtedness                                                               --                  --                 --
  Net cash acquired on recapitalization                                           --                  --            351,636
                                                                        ------------        ------------       ------------
           NET CASH FROM FINANCING ACTIVITIES                                     --                  --          4,404,407
                                                                        ------------        ------------       ------------
Increase in cash                                                                  --                  --                 --
Cash, beginning                                                                   --                  --                 --
                                                                        ------------        ------------       ------------

Cash, ending                                                            $         --        $         --       $         --
                                                                        ============        ============       ============
SUPPLEMENTARY INFORMATION
Cash paid for:
  Interest                                                              $         --        $         --       $     34,382
  Income tax                                                            $         --        $         --       $         --
                                                                        ============        ============       ============
NON-CASH FINANCING AND INVESTING ACTIVITIES
  Forgiveness of debt                                                   $         --        $         --       $     24,000
  Loans settled with oil and gas propery interest                       $         --        $         --       $    214,138
  Loans converted to common shares                                      $         --        $         --       $    879,842
  Oil and gas property purchased for common shares                      $         --        $         --       $    450,000
                                                                        ============        ============       ============


   The accompanying notes are an integral part of these financial statements

                          WESTERN STANDARD ENERGY CORP.
                         (An Exploration Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                                  MAY 31, 2012
--------------------------------------------------------------------------------

1. BASIS OF PRESENTATION

The following interim unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the rules and regulations of the Securities and Exchange Commission. Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles for complete financial statements. These interim unaudited financial statements should be read in conjunction with the Company's audited financial statements for the year ended August 31, 2011. In the opinion of management, the interim unaudited financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results of the interim period presented. Operating results for the nine-month period ended May 31, 2012 are not necessarily indicative of the results that may be expected for the year ending August 31, 2012.

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

OIL AND GAS PROPERTIES

At May 31, 2012 the Company had no oil and gas interests.

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

As at May 31, 2012, we had cash on hand of $Nil and we will need to obtain financing to meet our plan of operations over the next 12 months.

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

LIQUIDITY AND CAPITAL RESOURCES

The table below shows our working capital position at both May 31, 2012 and our August 31, 2011 year-end:

                                                    May 31,          August 31,
                                                     2012               2011
                                                  ----------         ----------
Current Assets                                    $      Nil         $      Nil
Current Liabilities                                 (167,110)          (141,002)
Working Capital (Deficiency)                      $ (167,110)        $ (141,002)

Our working capital deficiency increased by $26,108 during the nine months ended May 31, 2012 primarily due to accrued interest payable and accounting and audit fees.

The table below shows changes in our cash position for the nine months ended May 31, 2012 and 2011:

CASH FLOWS

                                                          9 Months Ended May 31
                                                          2012            2011
                                                          ----            ----
Net cash used in Operating Activities                     $ --            $ --
Net cash provided by  (used in) Investing Activities        --              --
Net cash provided by Financing Activities                   --              --
Increase (decrease) in cash for the period                  --              --
Cash, beginning of period                                   --              --
Cash, end of period                                       $ --            $ --

During the nine months ended May 31, 2012, our cash position remained Nil.

RESULTS OF OPERATION

The summary of our results of operations below should be read in conjunction with our unaudited interim financial statements for the nine months ended May 31, 2012 included herein.

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

Expenses

The following summary of our results of operations should be read in conjunction with out financial statements for the nine month period ended May 31, 2012 which are included herein,

Our operating results for the nine months ended May 31, 2012, for the nine months ended May 31, 2011 and the changes between those periods for the respective items are summarized as follows:

                                                                  Change Between
                                                                    Nine Month
                                Nine Months       Nine Months      Period Ended
                                  Ended             Ended          May 31, 2012
                                  May 31,           May 31,            and
                                   2012              2011             May 31,
                                     $                 $               2011
                                 --------          --------          --------
Accounting, audit and legal        (5,833)          (13,680)            7,847
Interest expense                  (12,645)           (9,015)           (3,630)
Other                              (7,630)             (580)           (7,050)
Net loss for the period           (26,108)          (23,275)           (2,833)

ACCOUNTING, AUDIT AND LEGAL

The $7,847 decrease in accounting, audit and legal fees for the nine months ended May 31, 2012 was primarily due to a decrease in accounting fees.

INTEREST EXPENSE

The $3,630 increase in interest expense was due to an increase in interest charged on loans

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

GOING CONCERN

These financial statements have been prepared in accordance with United States generally accepted accounting principles, on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at May 31, 2012, the Company was in the exploration stage; has incurred a net loss of $26,108 for the nine months ended May 31, 2012 [2011 - $23,275] and at May 31, 2012 had a deficit accumulated of $4,837,210 [2011 - $4,811,102]. The Company has no revenue and has an accumulated deficit and negative working capital of $167,110 as at May 31, 2012.

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

APPLICATION OF CRITICAL ACCOUNTING POLICIES

BASIS OF PRESENTATION

The unaudited interim financial statements of Western Standard have been prepared in accordance with generally accepted accounting principles for interim financial reporting and the rules and regulations of the Securities and Exchange Commission. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended August 31, 2011 included in our Annual Report on From 10-K filed with the Securities and Exchange Commission. The unaudited interim financial statements should be read in conjunction with the financial statements included in Form 10-K. In the opinion of management, all adjustments considered necessary for fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine months ended May 31, 2012 are not necessarily indicative of the results that may be expected for the year ending August 31, 2012.

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

OIL AND GAS PROPERTIES

We utilize the full cost method to account for our investment in unproven oil and gas properties. Accordingly, all costs associated with acquisition, exploration and development of oil and gas reserves, including such costs as leasehold acquisition costs, capitalized interest costs relating to unproven properties, geological expenditures, tangible and intangible development costs (including direct internal costs), are capitalized into the full cost pool. When we commence production from established proven oil and gas reserves, capitalized costs, including estimated future costs to develop the reserves and estimated abandonment costs, will be depleted on the units-of-production method using estimates of proven reserves. Investments in unproved properties and major development projects, including capitalized interest if any, are not depleted until proven reserves associated with the projects can be determined. If the future exploration of unproven properties are determined to be uneconomical, the amount of such properties is added to the capital costs to be depleted. At May 31, 2012 the Company had no oil and gas interests.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4T. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

As required by paragraph (b) of Rules 13a-15 or 15d-15 under the Securities Exchange Act of 1934, as amended, we are required to maintain and our management is required to evaluate the effectiveness of our Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange
Act). Our management with the participation of our principal executive officer and principal financial officer evaluated the effectiveness of our Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly report on Form 10-Q. Based on this evaluation, our management determined that our Company's disclosure controls and procedures were effective as of May 31, 2012.

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

WE HAVE HAD A HISTORY OF LOSSES AND NO REVENUE, WHICH RAISE SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

Since inception, we have incurred aggregate net losses of $4,837,210 from operations. We can offer no assurance that we will ever operate profitably or that we will generate positive cash flow in the future. To date, we have not generated any revenues from our operations. Our history of losses and no revenues raise substantial doubt about our ability to continue as a going concern. We will not be able to generate significant revenues in the future and our management expects acquisitions and exploration expenditures and operating expenses to increase substantially over the next 12 months. As a result, our management expects the business to continue to experience negative cash flow for the foreseeable future and cannot predict when, if ever, our business might become profitable. We will need to raise additional funds, and such funds may not be available on commercially acceptable terms, if at all. If we are unable to raise funds on acceptable terms, we may not be able to execute our business plan, take advantage of future opportunities, or respond to competitive pressures or unanticipated requirements. This may seriously harm our business, financial condition and results of operations.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

None

ITEM 5. OTHER INFORMATION

On December 22, 2009, we entered into a loan agreement with a corporation and an individual, whereby the Company agreed to issue a note payable in exchange for proceeds of $60,000. The note bears interest at 11% per annum, secured by the assets of the Company and is payable on demand. At May 31, 2012, the Company owed $60,000 (2011 - $60,000) on the note and $30,773 (2011 - $18,519) in accrued interest. In addition, the note holders have paid expenses on behalf of the Company totaling $72,613 (2011 - $55,983) as of May 31, 2012 which is included in accounts payable and accrued liabilities.

As part of the Company's agreement on December 17, 2009 with a former director in which the Company assigned certain oil and gas properties in the Lodgepole Reef-Bakken Oil and Gas Prospects in return for forgiveness of outstanding debt, the Company also assigned to such director the Company's U.K. subsidiary, Western Standard Energy Limited. May 31, 2011 the Company had no subsidiaries.

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

During 2010, the Company adopted a stock option plan known as the 2010 Equity Compensation Plan, where up to 5,000,000 options may be granted. The plan was approved by the shareholders of the Company at special meeting of the shareholders held on April 14, 2010. We have not granted any stock options under the plan as May 31, 2012.

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

WESTERN STANDARD ENERGY CORP.


/s/ Steven Cook
-------------------------------------
Steven Cook
President, Secretary, Treasurer and
Director Principal Executive Officer,
Principal Financial Officer and
Principal Accounting Officer

Dated: July 16, 2012