Form 10-K
period 2012-08-31
Western Standard Energy Corp.
filed 2012-11-28
CIK 1343254

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                   For the fiscal year ended: August 31, 2012

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

                  980 Skeena Drive, Kelowna, BC, Canada V1V 2K7
              (Address of principal executive offices and Zip Code)

       (Registrant's telephone number, including area code) (250) 258-7481

                7 New Road, Second Floor, #6 Belize City, Belize
          (Former name or former address, if changed since last report)

           Securities registered pursuant to Section 12(b) of the Act

Title of Each Class                    Name of each Exchange on which registered
-------------------                    -----------------------------------------
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [X] No [ ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's latest practicable date.

33,941,993 shares of common stock at a price of $0.70 per share for an aggregate market value of $23,759,395.

1. The aggregate market value of the voting stock held by non-affiliates is computed by reference to the price at which the common equity was last sold as reported on Stockwatch.

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 33,941,993 shares of common stock outstanding as at November 26, 2012.

                       DOCUMENTS INCORPORATED BY REFERENCE

Not Applicable

                                TABLE OF CONTENTS

PART I

ITEM 1.  BUSINESS                                                              3

ITEM 1A. RISK FACTORS                                                          6

ITEM 1B. UNRESOLVED STAFF COMMENTS                                            12

ITEM 2.  PROPERTIES                                                           13

ITEM 3.  LEGAL PROCEEDINGS                                                    13

ITEM 4.  MINE SAFETY DISCLOSURES                                              13

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER
         MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES                    14

ITEM 6.  SELECTED FINANCIAL DATA                                              15

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATION                                             15

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK           21

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                          22

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
         AND FINANCIAL MATTERS                                                30

ITEM 9A(T). CONTROLS AND PROCEDURES                                           30

ITEM 9B. OTHER INFORMATION                                                    31

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE               32

ITEM 11. EXECUTIVE COMPENSATION                                               35

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
         AND RELATED STOCKHOLDER MATTERS                                      36

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
         INDEPENDENCE                                                         37

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES                               38

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.                             39

SIGNATURES                                                                    42

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

Effective September 7, 2007, we changed our name from "Lusora Healthcare Systems Inc." to "Western Standard Energy Corp" when we decided to change the focus of our business plan from wireless personal security and monitoring systems to acquisition and exploration in the oil and gas industry. In addition on September 7, 2007, we effected a 1.5 for one stock split of our authorized and issued and outstanding common stock. As a result, our authorized capital increased from 1,875,000,000 shares of common stock with a par value of $0.001 to 2,812,500,000 shares of common stock with a par value of $0.001

On November 7, 2007, the Company merged with its subsidiary, Lusora Inc., to simplify the administration of its United States operations into one corporate entity.

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

GOVERNMENTAL REGULATION AND ENVIRONMENTAL MATTERS

Our operations are subject to various rules, regulations and limitations impacting the oil and natural gas exploration and production industry as a whole.

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

EMPLOYEES

We currently have one employee, our Chief Executive Officer, Dallas Gray. Mr. Gray is responsible for all significant policy-making decisions and has been assisted in the implementation of the Company's business by counsel and consultants. We do not expect a significant change in the number of full time employees over the next 12 months and will continue using the services of independent consultants and contractors to perform various professional services, particularly in the area of land services and drilling. We believe that this use of third-party service providers will enhance our ability to contain general and administrative expenses during this stage of our development.

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

WE HAVE HAD A HISTORY OF LOSSES AND NO REVENUE, WHICH RAISE SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

Since inception, we have incurred aggregate net losses of $4,932,900 from operations. We can offer no assurance that we will ever operate profitably or that we will generate positive cash flow in the future. To date, we have not generated any revenues from our operations. Our history of losses and no revenues raise substantial doubt about our ability to continue as a going concern. We will not be able to generate significant revenues in the future. As a result, our management expects the business to continue to experience negative cash flow for the foreseeable future and cannot predict when, if ever, our business might become profitable. We will need to raise additional funds, and such funds may not be available on commercially acceptable terms, if at all. If we are unable to raise funds on acceptable terms, we may not be able to execute our business plan, take advantage of future opportunities, or respond to competitive pressures or unanticipated requirements. This may seriously harm our business, financial condition and results of operations.

The current ongoing global economic crisis could lead to an extended recession in the U.S. and around the world. An extended slowdown in economic activity caused by a recession would reduce national and worldwide demand for oil and natural gas and result in lower commodity prices for long periods of time. We have no exploration programs or revenue producing assets, which is having a material adverse impact on our business, financial condition and results of operations which puts our investors at risk.

Capital and credit markets continue to be unpredictable and the availability of funds from those markets is extremely uncertain. Further, arising from concerns about the stability of financial markets generally and the solvency of borrowers specifically, the cost of accessing the credit markets has increased as many lenders have raised interest rates, enacted tighter lending standards or altogether ceased to provide funding to borrowers.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not Applicable

ITEM 2. PROPERTIES

EXECUTIVE OFFICES AND RESIDENT AGENT

Effective October 15, 2012, we use an office at 925 Skeena Drive, Kelowna, BC, Canada.

Our resident agent for service of process is Nevada Agency and Transfer Company, 50 West Liberty Street, Suite 880, Reno NV 89501.

At August 31, 2012, the Company had no oil and gas interests.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable

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

The last sale price of our common stock as reported on Yahoo! Finance on November 21, 2012, was $0.70 per share.

          Quarter Ended          Bid High        Bid Low
          -------------          --------        -------
           08/31/2012            $  1.60         $  1.60
           05/31/2012            $  1.75         $  1.75
           02/29/2012            $  1.00         $  1.00
           11/30/2011            $  1.60         $  1.60
           08/31/2011            $  1.50         $  1.50

TRANSFER AGENT

Our shares of common stock are in registered form. Our transfer agent for our common stock is the Nevada Agency and Trust Company at 50 West Liberty Street, Suite 880, Reno, NV 89501, Tel: 775-322-0626 Fax: 775-322-5623

HOLDERS OF COMMON STOCK

As of November 26, 2012, we have 39 registered shareholders holding 33,941,993 shares of our common stock.

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

RECENT SALES OF UNREGISTERED SECURITIES; USE OF PROCEEDS FROM REGISTERED SECURITIES

On November 9, 2012, we closed a private placement in an aggregate of 33,269,857 shares of our common stock to 18 investors at a price of $0.00125 per share for gross proceeds of $41,587.32.

We issued all the securities to non-U.S. persons (as that term is defined in Regulation S of the SECURITIES ACT OF 1933, AS amended) in an offshore transaction in which we relied on the registration exemption provided for in Regulation S and/or Section 4(2) of the Securities Act of 1933, as amended. A copy of the form of subscription agreement is attached as exhibit 10.3 to this current report on Form 8-K.

CHANGES IN CONTROL OF REGISTRANT

Pursuant to the terms of a private placement subscription agreement dated October 20, 2012 between our company and Dallas Gray, the investor purchased a total of 15,000,000 shares of common stock from us on November 9, 2012. The purchase price of the shares was US $18,750, which was paid in cash and by the personal funds of Mr. Gray. Dallas Gray owns 15,000,000 shares of our company or 44.8% of our issued and outstanding stock.

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

LIQUIDITY

ANTICIPATED CASH REQUIREMENTS

Over the next 12 months, we have estimated our minimum cash requirements as follows:

Operating Expenses
  Management and consulting fees                                      $120,000
  Professional fees                                                     50,000
  General, administration and all other expenses                       120,000
                                                                      --------
                                                                       290,000

Oil and gas acquisition and exploration expenditures                   500,000
                                                                      --------
TOTAL                                                                 $790,000
                                                                      ========

For the 12 months ended August 31, 2012, we recorded a net operating loss of $121,798 and have an accumulated deficit of $4,932,900 since inception. As at August 31, 2012, we had cash of Nil and for the next 12 months, management estimates minimum cash requirements of $790,000 to fund our on-going operations and planned oil and gas acquisition and exploration activities. Accordingly, we do not have sufficient funds to meet our plan of operation over the next 12 months and will need to obtain further financing.

Our financial condition for the years ended August 31, 2012 and 2011 and the changes between those periods for the respective items are summarized as follows:

WORKING CAPITAL

Our working capital position as at August 31, 2012 compared to August 31, 2011 and the cash flows for the years then ended are summarized below:

                                                      12 months Ended August 31,
                                                         2012           2011
                                                      ----------     ----------
Current Assets                                        $      --      $      --
Current Liabilities                                    (262,800)      (141,002)
Working Capital (Deficiency)                          $(262,800)     $(141,002)

The increase in our working capital deficiency was primarily due to an increase for interest accrual and consulting fees.

CASH FLOWS

                                                      12 months Ended August 31,
                                                         2012           2011
                                                      ----------     ----------
Net cash used in Operating Activities                 $       --     $       --
Net cash provided by  (used in) Investing Activities  $       --     $       --
Net cash provided by Financing Activities             $       --     $       --
Increase (Decrease) in Cash during the Year           $       --     $       --
Cash, Beginning of Year                               $       --     $       --
Cash, End of Year                                     $       --     $       --

During the years ended August 31, 2012 and 2011:

(i) Net cash used in operating activities was $Nil for our years ended August 31, 2012 and 2011.

(ii) Net cash provided by/used in investing activities was $Nil for our years ended August 31, 2012 and 2011.

(iii) Net cash from financing activities was $Nil for our years ended August 31, 2012 and 2011.

RESULTS OF OPERATIONS

The following summary of our results of operations should be read in conjunction with our audited financial statements for the year ended August 31, 2012 and 2011 which are included herein.

                                                      12 months Ended August 31,
                                                         2012           2011
                                                      ----------     ----------
Revenue                                               $     Nil      $     Nil
                                                      ---------      ---------
Expenses
  Management and consulting fees                      $  82,723      $      --
  Professional fees                                      11,785         21,680
  General and office administration                      17,205         12,623
  Investor relations, transfer agent and media           10,085            660
                                                      ---------      ---------
Total expenses                                        $ 121,798      $  34,963
Net Loss                                               (121,798)       (34,963)
                                                      ---------      ---------
Oil and gas acquisition and exploration expenditures  $      --      $      --
                                                      ---------      ---------

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

EXPENSES

Our operating expenses for the year ended August 31, 2012 compared to the same period in 2011 increased by the net amount of $86,835 was primarily due to consulting fees incurred during the year.

GOING CONCERN

The audited financial statements accompanying this report have been prepared on a going concern basis, which implies that our Company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business. Our Company has not generated revenues since inception, has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of our Company as a going concern is dependent upon: (i) the continued financial support from our shareholders; (ii) the ability of our Company to continue raising necessary equity financing to achieve its operating objectives; (iii) confirmation of the resource value of our oil and gas prospects; and (iv) the eventual attainment of profitable operations. As at August 31, 2012, our Company has a negative working capital of $262,800 and has accumulated losses of $4,932,900 since inception.

Our independent auditors included an explanatory paragraph in their annual report on our financial statements for the year ended August 31, 2012 regarding concerns about our ability to continue as a going concern. In addition, our financial statements contain further note disclosures in this regard. The continuation of our business plan is dependent upon our ability to continue raising sufficient new capital from equity or debt markets in order to fund our on-going operating losses and oil and gas acquisition and exploration activities. The issuance of additional equity securities could result in a significant dilution in the equity interests of our current stockholders.

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

OIL AND GAS PROPERTIES

The Company utilizes the full cost method to account for its investment in oil and gas properties. Accordingly, all costs associated with acquisition, exploration and development of oil and gas reserves, including such costs as leasehold acquisition costs, capitalized interest costs relating to unproven properties, geological expenditures, tangible and intangible development costs (including direct internal costs), are capitalized into the full cost pool. When the Company commences production from established proven oil and gas reserves, capitalized costs, including estimated future costs to develop the reserves and estimated abandonment costs, will be depleted on the units-of-production method using estimates of proven reserves. Investments in unproved properties and major development projects, including capitalized interest if any, are not depleted until proven reserves associated with the projects can be determined. If the future, exploration of unproven properties are determined to be uneconomical, the amount of such properties is added to the capital costs to be depleted. As of August 31, 2012, the Company had no investments in oil and gas properties.

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

ASSET RETIREMENT OBLIGATIONS

The Company accounts for asset retirement obligations in accordance with the provisions of Statement of Financial Accounting Standard (SFAS) No. 143 "Accounting for Asset Retirement Obligations". SFAS No. 143 requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs an obligation associated with the retirement of tangible long-lived assets resulting from the acquisition, construction, development and/or normal use of these assets. At August 31, 2012, the Company has not recognized any amount for asset retirement obligations.

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

On April 14, 2010, our shareholders approved our 2010 Equity Compensation Plan. Under the 2010 Plan, options may be granted to our directors, officers, employees and consultants as determined by our board of directors. Pursuant to the 2010 Plan, we reserved for issuance up to 5,000,000 shares of our outstanding common stock under the 2010 plan. However no options have been granted as at August 31, 2012 and therefore no stock-based compensation has been recorded to date for stock options.

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

SEC'S FINAL RULE ON OIL AND GAS DISCLOSURE REQUIREMENTS

On December 31, 2008, the Securities and Exchange Commission, referred to in this report as the SEC, issued Release No. 33-8995, "Modernization of Oil and Gas Reporting Requirements (Final Rule)," which revises the disclosures required by oil and gas companies. The SEC disclosure requirements for oil and gas companies have been updated to include expanded disclosure for oil and gas activities, and certain definitions have also been changed that will impact the determination of oil and gas reserve quantities. The provisions of this final rule are effective for registration statements filed on or after January 1, 2010, and for annual reports for fiscal years ending on or after December 31, 2011.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


D M C L
DALE MATHESON CARR-HILTON LABONTE LLP
CHARTERED ACCOUNTANTS & BUSINESS ADVISORS
WWW.DMCL.CA

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Western Standard Energy Corp.

We have audited the accompanying balance sheets of Western Standard Energy Corp. (an exploration stage company) as of August 31, 2012 and 2011 and the related statements of operations, stockholders' deficit and cash flows for the years then ended and the period from October 16, 2003 (inception) to August 31, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, these financial statements present fairly, in all material respects, the financial position of Western Standard Energy Corp. as of August 31, 2012 and 2011 and the results of its operations and its cash flows for the years then ended and the period from October 16, 2003 (inception) through August 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

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

                                       /s/ Dale Matheson Carr-Hilton Labonte LLP
                                       -----------------------------------------
                                                           CHARTERED ACCOUNTANTS

Vancouver, Canada
November 26, 2012

                          Western Standard Energy Corp.
                         (An Exploration Stage Company)
                                 BALANCE SHEETS

                                                            August 31,             August 31,
                                                              2012                   2011
                                                          ------------           ------------
ASSETS
                                                          $         --           $         --
                                                          ============           ============
LIABILITIES

CURRENT LIABILITIES
  Accounts payable and accrued liabilities                $    202,800           $     81,002
  Notes payable                                                 60,000                 60,000
                                                          ------------           ------------
                                                               262,800                141,002
                                                          ------------           ------------
STOCKHOLDERS' DEFICIT

COMMON STOCK
  Authorized:
    200,000,000 common shares with par value of $0.001
  Issued and outstanding:
    192,136 common shares                                          192                    192
ADDITIONAL PAID IN CAPITAL                                   4,670,033              4,670,033
SUBSCRIPTION RECEIVABLE                                           (125)                  (125)
DEFICIT ACCUMULATED DURING EXPLORATION STAGE                (4,932,900)            (4,811,102)
                                                          ------------           ------------
                                                              (262,800)              (141,002)
                                                          ------------           ------------

                                                          $         --           $         --
                                                          ============           ============


   The accompanying notes are an integral part of these financial statements

                          Western Standard Energy Corp.
                         (An Exploration Stage Company)
                            STATEMENTS OF OPERATIONS

                                                                                             Cumulative from
                                                                                             October 16, 2003
                                                  Year ended             Year ended           (Inception) to
                                                  August 31,             August 31,             August 31,
                                                     2012                   2011                   2012
                                                 ------------           ------------           ------------
EXPENSES
  Advertising and promotion                      $         --           $         --           $     48,670
  Audit and accounting fees                            10,833                 20,000                292,201
  Depreciation                                             --                     --                 12,280
  Consulting fees and expenses                         82,723                     --                100,639
  Foreign exchange loss                                    --                     --                 23,786
  Gain on disposal of oil and gas properties               --                     --                 (5,810)
  Gain on settlement of debt                               --                     --               (104,992)
  Interest expense                                     17,205                 12,623                 71,569
  Interest income                                          --                     --                 (3,716)
  Investor communications and transfer agent           10,085                    660                512,878
  Legal fees                                              952                  1,680                235,649
  Office and general administration                        --                     --                196,422
  Product development                                      --                     --                876,451
  Salaries and management fees                             --                     --              1,283,083
  Stock-based compensation                                 --                     --                104,366
  Travel and entertainment                                 --                     --                193,807
  Web and graphic design                                   --                     --                129,716
  Write-down of assets                                     --                     --                (34,650)
  Write-down of oil and gas property                       --                     --              1,000,551
                                                 ------------           ------------           ------------
                                                      121,798                 34,963              4,932,900
                                                 ------------           ------------           ------------

 NET LOSS                                        $   (121,798)          $    (34,963)          $ (4,932,900)
                                                 ============           ============           ============

LOSS PER SHARE - BASIC AND DILUTED               $      (0.63)          $      (0.18)
                                                 ============           ============
WEIGHTED AVERAGE NUMBER OF COMMON STOCK
 OUTSTANDING - BASIC AND DILUTED                      192,136                192,136
                                                 ============           ============


   The accompanying notes are an integral part of these financial statements

                          Western Standard Energy Corp.
                         (An Exploration Stage Company)
                            STATEMENTS OF CASH FLOWS

                                                                                                    Cumulative from
                                                                                                    October 16, 2003
                                                         Year ended             Year ended           (Inception) to
                                                         August 31,             August 31,             August 31,
                                                            2012                   2011                   2012
                                                        ------------           ------------           ------------
CASH FLOW FROM OPERATING ACTIVITIES
  Net loss                                              $   (121,798)          $    (34,963)          $ (4,932,900)
  Non-cash items included in net loss
    Impairment of oil and gas properties                          --                     --                960,551
    Gain on disposal of oil and gas properties                    --                     --                 (5,809)
    Interest                                                  17,205                 12,623                 23,101
    Write-down of accounts payable                                --                     --                 30,374
    Write-down of assets                                          --                     --                 (4,276)
    Write-down of oil and gas properties                          --                     --                 40,000
    Depreciation                                                  --                     --                 12,280
    Gain on settlement of debt                                    --                     --               (104,992)
    Stock issued for service                                      --                     --                104,366
  Changes in non-cash working capital
    Receivables                                                   --                     --                 (1,070)
    Prepaid expenses                                              --                     --                 31,650
    Accounts payable and accrued liabilities                 104,593                 22,340                127,347
                                                        ------------           ------------           ------------
NET CASH USED IN OPERATING ACTIVITIES                             --                     --             (3,719,378)
                                                        ------------           ------------           ------------
INVESTING ACTIVITIES
  Purchase of equipment                                           --                     --                (20,287)
  Expenditures on oil and gas properties                          --                     --               (703,242)
  Proceeds on sale of oil and gas properties                      --                     --                 38,500
                                                        ------------           ------------           ------------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES               --                     --               (685,029)
                                                        ------------           ------------           ------------
FINANCING ACTIVITIES
  Decrease in bank indebtedness                                   --                     --                    --
  Due to related parties                                          --                     --              1,307,771
  Note payable                                                    --                     --                 60,000
  Issuance of common shares for cash                              --                     --              2,685,000
  Net cash acquired on recapitalization                           --                     --                351,636
                                                        ------------           ------------           ------------
NET CASH FROM FINANCING ACTIVITIES                                --                     --              4,404,407
                                                        ------------           ------------           ------------

INCREASE IN CASH                                                  --                     --                     --
Cash, beginning                                                   --                     --                     --
                                                        ------------           ------------           ------------
CASH, ENDING                                            $         --           $         --           $         --
                                                        ============           ============           ============
SUPPLEMENTARY INFORMATION CASH PAID FOR:
  Interest                                              $         --           $         --           $     34,382
  Income tax                                            $         --           $         --           $         --
                                                        ============           ============           ============
NON-CASH FINANCING AND INVESTING ACTIVITIES
  Forgiveness of debt                                   $         --           $         --           $     24,000
  Loans settled with oil and gas property interest      $         --           $         --           $    214,138
  Loans converted to common shares                      $         --           $         --           $    879,842
  Oil and gas property purchased for common shares      $         --           $         --           $    450,000
                                                        ============           ============           ============


   The accompanying notes are an integral part of these financial statements

                          Western Standard Energy Corp.
                         (An Exploration Stage Company )
                       STATEMENTS OF STOCKHOLDERS' DEFICIT
             FOR THE PERIOD FROM OCTOBER 16, 2003 TO AUGUST 31, 2012

                                        Common stock      Additional  Obligation                                  Total
                                      ----------------     paid in     to Issue   Subscription  Accumulated    Stockholders'
                                      Shares    Amount     capital      Shares     Receivable     Deficit        Deficit
                                      ------    ------     -------      ------     ----------     -------        -------
BALANCE - OCTOBER 16, 2003
(DATE OF INCEPTION)                      --     $  --     $       --   $      --    $   --      $        --    $        --
Issuance of stock at $0.001
 per share                                2        --             --          --        --               --             --
Net loss                                 --        --             --          --        --         (150,261)      (150,261)
                                    -------     -----     ----------   ---------    ------      -----------    -----------
BALANCE - AUGUST 31, 2004                 2        --             --          --        --         (150,261)      (150,261)
Issuance of stock for services
 at $0.001 per share                 27,000        27         17,973          --        --               --         18,000
Issuance of stock for services
 at $0.001 per share                    562         1            374          --        --               --            375
Net loss                                 --        --             --          --        --         (491,574)      (491,574)
                                    -------     -----     ----------   ---------    ------      -----------    -----------
BALANCE AUGUST 31, 2005              27,564        28         18,348          --        --         (641,835)      (623,460)
Issuance of stock for services
 at $0.001 per share                  4,500         4          2,996          --        --               --          3,000
Issuance of stock for loan
 conversions at $0.0335 per
 share                                2,812         3         94,307          --        --               --         94,310
Issuance of stock for loan
 conversions at $0.0676 per
 share                               11,625        12        785,520          --        --               --        785,532
Net loss                                 --        --             --          --        --         (336,776)      (336,776)
                                    -------     -----     ----------   ---------    ------      -----------    -----------
BALANCE AUGUST 2006                  46,501        47        901,171          --        --         (978,611)       (77,394)
Cancellation of shares returned
 to treasury at $0.001 per share     (1,387)       (1)          (924)         --        --               --           (925)
Issuance of stock for cash at
 $0.0005 per share                   93,750        93         49,907          --        --               --         50,000
Issuance of stock under private
 placement for cash at $0.333 per
 share                                  600         1        199,999          --        --               --        200,000
Issuance of stock under private
 placement for cash at $0.667 per
 share                                  862         1        574,999          --        --               --        575,000
Cancellation of shares              (54,862)      (55)            54          --        --               --             --
Recapitaliztion adjustment               --        --       (305,127)         --        --               --       (305,127)
Issuance of stock under private
 placement for cash at $0.667 per
 share                                  450        --        300,000          --        --               --        300,000
Issuance of stock uinder private
 placement for cash at $0.379 per
 share                                  528         1        199,999          --        --               --        200,000
Issuance of stock under private
 placement for cash at $0.238 per
 share                                  419        --        100,000          --        --               --        100,000
Issuance of stock for assignment
 of farmout agreement at $0.30 per
 share                                1,500         1        449,999          --        --               --        450,000
Net loss                                 --        --             --          --        --       (1,163,678)    (1,163,678)
                                    -------     -----     ----------   ---------    ------      -----------    -----------
BALANCE AUGUST 31, 2007              88,361        88      2,470,077          --        --       (2,142,289)       327,876
Issuance of stock under private
 placement for cash of $0.26 per
 share                                  576         1        149,999          --        --               --        150,000
Cancellation of stock                (3,234)       (3)             3          --        --               --             --
Issuance of stock under private
 placement for cash of $0.40 per
 share                                1,600         2        639,998          --        --               --        640,000
Issuance of stock under private
 placement for cash of $0.50 per
 share                                1,500         1        749,999          --        --               --        750,000
Issuance of stock under private
 placement for cash of $0.30 per
 share                                  833         1        249,999          --        --               --        250,000
Issuance of stock under private
 placement for cash of $0.25 per
 share                                  400        --        100,000          --        --               --        100,000
Obligation to issue shares               --        --             --      45,083        --               --         45,083
Net loss                                 --        --             --          --        --       (1,133,589)    (1,133,589)
                                    -------     -----     ----------   ---------    ------      -----------    -----------
BALANCE AUGUST 31, 2008              90,036        90      4,360,075      45,083        --       (3,275,878)     1,129,370
Issuance of stock under private
 placement for cash of $0.15 per
 share                                1,000         1        149,999          --        --               --        150,000
Issuance of stock under private
 placement for cash of $0.05 per
 share                                  600         1         29,999          --        --               --         30,000
Issuance of stock under private
 placement for cash of $0.03 per
 share                                  500        --         15,000          --        --               --         15,000
Obligation to issue shares               --        --             --      62,984        --               --         62,984
Net Loss                                 --        --             --          --        --       (1,437,460)    (1,437,460)
                                    -------     -----     ----------   ---------    ------      -----------    -----------
BALANCE AUGUST 31, 2009              92,136        92      4,555,073     108,067        --       (4,713,338)       (50,106)
Obligation to issue shares-debt
 settled                                 --        --             --    (108,067)       --               --       (108,067)
Settlement of related party debt         --        --        117,542          --        --               --        117,542
Sale of UK Subsidiary                    --        --         (2,607)         --        --               --         (2,607)
                                    100,000       100             25          --      (125)              --             --
Net Loss                                 --        --             --          --        --          (62,801)       (62,801)
                                    -------     -----     ----------   ---------    ------      -----------    -----------
BALANCE AUGUST 31, 2010             192,136       192      4,670,033          --      (125)      (4,776,139)      (106,039)
Net Loss                                 --        --             --          --        --          (34,963)       (34,963)
                                    -------     -----     ----------   ---------    ------      -----------    -----------
BALANCE AUGUST 31, 2011             192,136     $ 192     $4,670,033   $      --    $ (125)     $(4,811,102)   $  (141,002)

Net Loss                                 --        --             --          --        --         (121,798)      (121,798)
                                    -------     -----     ----------   ---------    ------      -----------    -----------
BALANCE AUGUST 31, 2012             192,136     $ 192     $4,670,033   $      --    $ (125)     $(4,932,900)   $  (262,800)
                                    =======     =====     ==========   =========    ======      ===========    ===========

   The accompanying notes are an integral part of these financial statements

                          Western Standard Energy Corp.
                         (An Exploration Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                 August 31, 2012


1. NATURE OF BUSINESS AND CONTINUANCE OF OPERATIONS

Western Standard Energy Corp. (the "Company") was incorporated on February 2, 2005 under the laws of the State of Nevada.

GOING CONCERN

These financial statements have been prepared in accordance with United States generally accepted accounting principles ("GAAP"), on a going concern basis, which contemplates the satisfaction of liabilities and commitments in the normal course of business. As at August 31, 2012, the Company was in the exploration stage; has incurred a net loss of $121,798 for the year ended August 31, 2012 [2011 - $34,963] and at August 31, 2012 had a deficit accumulated of $4,932,900 [2011 - $4,811,102]. The Company has no revenue and has an accumulated deficit and negative working capital of $262,800 as at August 31, 2012. Further losses are anticipated in the development of its business and there can be no assurance that the Company will be able to achieve or maintain profitability. The continuing operations of the Company depends upon the ability of the Company to obtain necessary financing to fund its on-going working capital requirements and exploration activities, and upon future profitable operations. The accompanying financial statements do not include any adjustments related to the amount and classification of liabilities that might result from the outcome of this uncertainty. There is no assurance that equity or debt capital will be available as necessary to meet the Company's capital requirements or, if the capital is available, that it will be on terms acceptable to the Company. The issuances of additional equity securities by the Company may result in significant dilution in the equity interests of its current shareholders. Obtaining commercial loans, assuming those loans would be available, will increase the Company's liabilities and future cash commitments. If the Company is unable to obtain financing in the amounts and on terms deemed acceptable, the business and future success may be adversely affected.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The financial statements of the Company have been prepared in accordance with GAAP in the United States of America and are presented in US dollars. The Company is an exploration stage company and has not realized any revenues to date.

USE OF ESTIMATES AND ASSUMPTIONS

The preparation of financial statements in conformity with US GAAP required management to make estimates and assumptions that affect the report amounts of assets and liabilities and disclosure of contingent assets and liability at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis from making judgments about the liability and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company's estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

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

INCOME TAXES

Deferred income taxes are provided for tax effects of temporary differences between the tax basis of asset and liabilities and their reported amounts in the financial statements. The Company uses the liability method to account for income taxes, which requires deferred taxes to be recorded at the statutory rate expected to being in effect when the taxes are paid. Valuation allowances are provided for a deferred tax asset when it is probable that such asset will not be realized.

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

3. NOTE PAYABLE

On December 22, 2009, the Company entered into a loan agreement with an individual and a corporation (collectively "the Lenders") whereby the Company agreed to issue a note payable in exchange for proceeds of $60,000. The note bears interest at 11% per annum, secured by the assets of the Company and is payable on demand. Between January 1, 2010 and August 31, 2012, the Lenders paid for $75,068 in expenses on behalf of the Company. This amount has the same terms as the note payable and has been included in accounts payable as at August 31, 2012. At August 31, 2012, the Company owed $135,068 (2011 - $115,983) to the
Lenders and $35,334 (2011 - $18,519) in accrued interest.

4. COMMON STOCK

Authorized: 200,000,000 common shares

On April 14, 2010, the company adopted a stock option plan allowing the Company's directors to grant up to 5,000,000 stock options pursuant to the terms and conditions of the stock option plan. As at August 31, 2012 no options have been granted.

5. INCOME TAXES

As at August 31, 2012, the Company had accumulated non-capital loss carry-forwards of approximately $4,159,561. These losses are available to reduce taxable income in future taxation years and begin to expire in 2024 after a carry-forward period of 20 years. The Company is required to compute the deferred tax benefits from non-capital loss carrying-forwards. However, due to the uncertainty of realization of these loss carry-forwards, a full valuation allowance has been provided against this deferred tax asset.

At August 31, 2012 and 2011, the components of the deferred tax asset, the statutory tax rate, the effective tax rate and the elected amount of the valuation allowance are shown below:

                                           August 31,              August 31,
                                              2012                    2011
                                          ------------            ------------
Non-capital tax loss carry forwards       $  4,159,561            $  4,037,763
Statutory tax rate                                  35%                     35%
Effective tax rate                                  --                      --
Deferred tax asset                           1,455,846               1,413,217
Less: valuation allowance                   (1,455,846)             (1,413,217)
                                          ------------            ------------
NET DEFERRED TAX ASSET                    $         --            $         --
                                          ============            ============

6. SUBSEQUENT EVENTS

On October 15, 2012, the Company entered into a securities purchase agreement with BRL Consulting Inc. and Gladys Jenks (collectively, the "Purchasers") pursuant to which the Purchasers agreed to convert $3,125 of debt owing to them for 2,500,000 common shares of the Company.

On October 29, 2012, the Company issued to the two Purchasers an amended convertible debenture (the "Debenture") in the aggregate principal amount of $250,000. The Debenture is convertible, upon a default into shares of the Company's common stock equal in number to 50% of the total issued and outstanding Common Stock of the Company at the time of conversion. The Company has also agreed to register the shares that may be convertible under the Debenture. The Debenture matures on the earlier of April 1, 2013 or the 90th day following the Company's receipt of SEC approval of the Registration statement. The Debenture shall bear no interest.

Subsequent to year end, the Company issued 480,000 common shares at $0.25 per share for gross proceeds of $120,000 and 33,269,857 shares at $0.00125 per share for gross proceeds of $41,587.

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

Our Management, including our principal executive officer and principal financial officer, conducted an evaluation of the design and operation of our internal control over financial reporting as of August 31, 2012 based on the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management's authorization and recorded properly to permit the preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States. Our management has concluded that, as of August 31, 2012, our internal control over financial reporting is effective. Our management reviewed the results of their assessment with our Board of Directors.

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

INHERENT LIMITATIONS ON EFFECTIVENESS OF CONTROLS

Internal control over financial reporting has inherent limitations which include but is not limited to the use of independent professionals for advice and guidance, interpretation of existing and/or changing rules and principles, segregation of management duties, scale of organization, and personnel factors. Internal control over financial reporting is a process which involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements on a timely basis, however these inherent limitations are known features of the financial reporting process and it is possible to design into the process safeguards to reduce, though not eliminate, this risk. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal controls over financial reporting that occurred during the year ended August 31, 2012 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

CERTIFICATES

Certificates with respect to disclosure controls and procedures and internal control over financial reporting under Rules 13a-14(a) or 15d-14(a) of the Exchange Act are attached to this Annual Report on Form 10-K.

ITEM 9B. OTHER INFORMATION

Effective December 15, 2011, Peter Jenks resigned as our President, Chief Executive Officer, Chief Financial Officer, Secretary and Director. As a result of the resignation, we appointed Steve Cook as our new President, Chief Executive Officer, Chief Financial Officer, Secretary and to the board of directors.

Effective October 1, 2012, Steve Cook resigned as our President, Chief Executive Officer, Chief Financial Officer, Secretary and Director. As a result of the resignation, we appointed Dallas Gray as our new President, Chief Executive Officer, Chief Financial Officer, Secretary and to the board of directors.

Dallas Gray is now our sole officer and director.

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

DIRECTORS AND OFFICERS

                                                                                 Date First Elected
   Name                     Position Held with our Company               Age        or Appointed
   ----                     ------------------------------               ---        ------------
Dallas Gray        President, Secretary, Treasurer and sole Director      42      October 1, 2012

SIGNIFICANT EMPLOYEES

   Name                     Position Held with our Company               Age       Date Appointed
   ----                     ------------------------------               ---       --------------

Dallas Gray                  Chief Executive Officer                      42      October 1, 2012

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

DALLAS GRAY, DIRECTOR, PRESIDENT AND CHIEF EXECUTIVE OFFICER

Mr. Gray has been our President and CEO since October 1, 2012. He has over 20 years' experience in the management of radio stations. From 2006, Mr. Gray has acted as Retail Sales and/or General Manager of various Kelowna radio stations, including his current position of General Manager of NewCap Inc., a private company which owns certain radio stations in the interior of British Columbia.

Mr. Gray was a director of Sun Country Radio Ltd. (Private Company) from 2008 to 2012, a current director of the Downtown Kelowna Association (Non-profit) since 2010 and was also appointed president in 2012 and a director of the BC Association of Broadcasters (Non- profit) since 2012. Mr. Gray is Co-Chair - 66 th Annual Conference May, 2013.

Mr. Gray obtained a Business Administration degree at Okanagan University
College.

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

CORPORATE GOVERNANCE

Dallas Gray is our sole director and officer. He is not independent as the term is used in Item 7(d)(3)(iv) of Schedule 14A under the SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. We do not have a standing Nominating, Compensation or Audit Committee.

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

A shareholder who wishes to recommend nominees to our board of directors may do so in writing to our President, Dallas Gray, c/o 980 Skeena Drive, Kelowna, BC, Canada V1V 2K7.

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

OTHER COMMITTEES

All proceedings of our board of directors for the year ended August 31, 2012 were conducted by resolutions consented to in writing by our directors and filed with the minutes of the proceedings of the board of directors. Our company currently does not have nominating, compensation or audit committees or committees performing similar functions nor does our company have a written nominating, compensation or audit committee charter. Our board of directors believes it is not necessary to have such committees for the reasons indicated above.

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

A shareholder who wishes to communicate with our board of directors may do so by directing a written request addressed to our President, Dallas Gray, c/o 980 Skeena Drive, Kelowna, BC, Canada V1V 2K7.

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION

The particulars of compensation paid to the following persons:

(a) our principal executive officer;
(b) each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended August 31, 2012 and 2011; and (c) up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the most recently completed financial year, who we will collectively refer to as the named executive officers, for our year ended August 31, 2012, are set out in the following summary compensation table:

                                                                    Non-Equity     Nonqualified
 Name and                                                           Incentive        Deferred
 Principal                                    Stock      Option        Plan        Compensation    All Other
 Position       Year   Salary($)  Bonus($)   Awards($)  Awards($)  Compensation($)  Earnings($)  Compensation($)  Totals($)
 --------       ----   ---------  --------   ---------  ---------  ---------------  -----------  ---------------  ---------
Steve Cook(1)   2012      Nil       Nil         Nil        Nil           Nil            Nil            Nil           Nil
President,CEO
Secretary, Treasurer

Peter Jenks(1)  2011      Nil       Nil         Nil        Nil           Nil            Nil            Nil           Nil
President,CEO
Secretary, Treasurer

Dallas Gray     2012      Nil       Nil         Nil        Nil           Nil            Nil            Nil           Nil
President, CEO
Secretary, Treasurer

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

DIRECTOR COMPENSATION POLICY

Directors of our Company may be paid for their expenses incurred in attending each meeting of the directors. In addition to expenses, directors may be paid a sum for attending each meeting of the directors or may receive a stated salary as director. No payment precludes any director from serving our company in any other capacity and being compensated for such service. During the year ended August 31, 2012, we did not pay any compensation or grant any stock options to our directors.

DIRECTOR INDEPENDENCE

Under NASDAQ Marketplace Rule 5605(a)(2), a director is not considered to be independent if he is also an executive officer or employee of the company. Dallas Gray, our sole director, is not independent as he is also an officer.

                   Fees                              Non-Equity      Nonqualified
                  Earned                             Incentive         Deferred
                 Paid in       Stock     Option        Plan          Compensation      All Other
    Name         Cash($)     Awards($)  Awards($)  Compensation($)    Earnings($)    Compensation($)   Total($)
    ----         -------     ---------  ---------  ---------------    -----------    ---------------   --------
Steve Cook         Nil          Nil        Nil          Nil              Nil              Nil            Nil

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

As at August 31, 2012, we had not adopted any equity compensation plan and no stock, options, or other equity securities were awarded to our executive officers except as listed below.

                                   Option Awards                                            Stock Awards
       -----------------------------------------------------------------  -------------------------------------------------
                                                                                                                    Equity
                                                                                                                   Incentive
                                                                                                       Equity        Plan
                                                                                                      Incentive     Awards:
                                                                                                        Plan       Market or
                                                                                                       Awards:      Payout
                                          Equity                                                      Number of    Value of
                                         Incentive                           Number                   Unearned     Unearned
                                        Plan Awards;                           of          Market      Shares,      Shares,
         Number of      Number of        Number of                           Shares       Value of    Units or     Units or
        Securities     Securities       Securities                          or Units     Shares or     Other         Other
        Underlying     Underlying       Underlying                          of Stock      Units of     Rights       Rights
        Unexercised    Unexercised      Unexercised    Option     Option      That       Stock That     That         That
         Options         Options         Unearned     Exercise  Expiration  Have Not      Have Not    Have Not     Have Not
Name   Exercisable(#) Unexercisable(#)   Options(#)    Price($)    Date     Vested(#)     Vested($)   Vested(#)    Vested(#)
----   -------------- ----------------  ----------     -----       ----     ---------     ---------   ---------    ---------
N/A         Nil            Nil              Nil         Nil         Nil        Nil           Nil         Nil         Nil

OPTION EXERCISES AND STOCK VESTED TABLE.

Not applicable.

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

EQUITY COMPENSATION PLAN INFORMATION

                                                                                                 Number of Securities
                             Number of Securities to be                                         Remaining Available for
                              Issued Upon Exercise of         Weighted-Average Exercise         Future Issuance Under
                                Outstanding Options,        Price of Outstanding Options,     Equity Compensation Plans
                                Warrants and Rights             Warrants and Rights              (excluding column (a))
   Plan Category                        (a)                             (b)                              (c)
   -------------                -------------------             -------------------           -------------------------
Equity Compensation Plans               Nil                            Nil                               Nil
Approved by Security
Holders

Equity Compensation Plans Not           Nil                            Nil                               Nil
Approved by Security Holders

     Total                              Nil                            Nil                               Nil

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

Title of             Name and address of            Amount and nature of         Percent of
 class                 beneficial owner             beneficial ownership          class (1)
 -----                 ----------------             --------------------          ---------
common             Monaco Capital Inc.                 100,000  direct             0.29%
stock              7 New Road, Second Floor #6
                   Belize City, Belize

SECURITY OWNERSHIP OF MANAGEMENT

Title of             Name and address of            Amount and nature of         Percent of
 class                 beneficial owner             beneficial ownership          class (1)
 -----                 ----------------             --------------------          ---------
common                  Dallas Gray                   15,000,000 direct             44.8%
stock

----------
1. Percentage of ownership is based on 33,941,993 common shares issued and outstanding as of November 26, 2012.

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

CHANGES IN CONTROL

Pursuant to the terms of a private placement subscription agreement dated October 20, 2012 between our company and Dallas Gray, the investor purchased a total of 15,000,000 shares of common stock from us on November 9, 2012. The purchase price of the shares was US $18,750, which was paid in cash and by the personal funds of Mr. Gray. Dallas Gray owns 15,000,000 shares of our company or 44.8% of our issued and outstanding stock.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

AUDIT FEES

For the years ended August 31, 2012 and 2011, the aggregate fees billed by Dale Matheson Carr-Hilton Labonte LLP for professional services rendered for the quarterly reviews and annual audit of our consolidated financial statements included in our quarterly reports on Form 10Q and our annual report on Form 10-K were:

                                            Year Ended             Year Ended
                                          August 31, 2012        August 31, 2011
                                          ---------------        ---------------
Audit Fees and Audit Related Fees            $ 3,500                 $13,500
Income Tax Fees                              $     0                 $ 2,000
All Other Fees                               $     0                 $ 4,500
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

(31)      SECTION 302 CERTIFICATION

31.1 Certification Statement pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(32)      SECTION 906 CERTIFICATION

32.1 Certification Statement pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002

99.1 Great Northern Gas Company - Starbuck East Prospect Valley Co., Montana Geological Report dated February 2, 2005 (attached as an exhibit to our current report on Form 8-K filed on May 15, 2008)

99.2 Letter from Richard Robertson dated September 25, 2007 verifying the contents of the February 2, 2005 Geological Report (attached as an exhibit to our current report on Form 8-K filed on May 15, 2008)

101       Interactive Data Files pursuant to Rule 405 of Regulation S-T.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WESTERN STANDARD ENERGY CORP.


By: /s/ Dallas Gray
   --------------------------------------------------------
   Dallas Gray
   President, CEO, CFO, Secretary, Treasurer and Director
   Principal Executive Officer, Principal Financial Officer
   and Principal Accounting Officer

Dated: November 26, 2012