Form 10-Q
period 2012-11-30
Western Standard Energy Corp.
filed 2013-01-16
CIK 1343254

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                For the quarterly period ended November 30, 2012

                                       or

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

  302-1912 Enterprise Way, Kelowna, BC                             V1Y 9S9
(Address of principal executive offices)                         (Zip Code)

                               Tel: (778) 478-7480
              (Registrant's telephone number, including area code)

                      980 Skeena Drive, Kelowna, BC V1V 2K7
              (Former name, former address and former fiscal year,
                          if changed since last report)

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 33,944,068 shares of common stock outstanding as at January 15, 2013.

                       DOCUMENTS INCORPORATED BY REFERENCE

Not Applicable

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS...............................................  3

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS..............................................  8

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK......... 11

ITEM 4T. CONTROLS AND PROCEDURES............................................ 11

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.................................................. 12

ITEM 1A. RISK FACTORS....................................................... 12

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS........ 15

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.................................... 15

ITEM 4.  MINE SAFETY DISCLOSURES............................................ 15

ITEM 5.  OTHER INFORMATION.................................................. 15

ITEM 6.  EXHIBITS........................................................... 16

SIGNATURES.................................................................. 19

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                          Western Standard Energy Corp.
                         (An Exploration Stage Company)

                                 BALANCE SHEETS

                                                                  November 30,           August 31,
                                                                     2012                   2012
                                                                 ------------           ------------
                                                                  (unaudited)
ASSETS

CURRENT ASSETS
  Cash                                                           $     36,518           $         --
  Prepaids                                                              6,311                     --
                                                                 ------------           ------------

                                                                 $     42,829           $         --
                                                                 ============           ============

LIABILITIES

CURRENT LIABILITIES
  Accounts payable and accrued liabilities                       $     47,293           $    202,800
  Notes payable                                                            --                 60,000
  Convertible debenture                                               241,340                     --
                                                                 ------------           ------------
                                                                      288,633                262,800
                                                                 ------------           ------------
STOCKHOLDERS' DEFICIT
  COMMON STOCK
    Authorized:
     200,000,000 common shares with par value of $0.001
    Issued and outstanding:
     33,944,068 and 192,136 common shares respectively                 33,944                    192
  ADDITIONAL PAID IN CAPITAL                                        4,808,436              4,670,033
  SUBSCRIPTION RECEIVABLE                                                  --                   (125)
  DEFICIT ACCUMULATED DURING EXPLORATION STAGE                     (5,088,182)            (4,932,900)
                                                                 ------------           ------------
                                                                     (245,804)              (262,800)
                                                                 ------------           ------------

                                                                 $     42,829           $         --
                                                                 ============           ============


   The accompanying notes are an integral part of these financial statements

                          Western Standard Energy Corp.
                         (An Exploration Stage Company)

                            STATEMENTS OF OPERATIONS
                                   (unaudited)



                                                                                              Cumulative from
                                                  Three months           Three months         October 16, 2003
                                                     ended                  ended             (Inception) to
                                                  November 30,           November 30,           November 30,
                                                      2012                   2011                   2012
                                                  ------------           ------------           ------------
EXPENSES
  Advertising and promotion                       $         --           $         --           $     48,670
  Audit and accounting fees                             11,075                  5,333                303,276
  Depreciation                                              --                     --                 12,280
  Consulting fees and expenses                          55,000                     --                155,639
  Corporate finance fee                                 47,250                     --                 47,250
  Foreign exchange loss                                     --                     --                 23,786
  Gain on disposal of oil and gas properties                --                     --                 (5,810)
  Gain on settlement of debt                                --                     --               (104,992)
  Interest expense                                       2,061                  3,793                 76,471
  Interest income                                           --                     --                 (3,716)
  Investor communications and transfer agent             3,187                  2,990                516,065
  Legal fees                                            18,804                     --                254,453
  Office and general administration                     17,907                     --                213,861
  Product development                                       --                     --                876,451
  Salaries and management fees                              --                     --              1,283,083
  Stock-based compensation                                  --                     --                104,366
  Travel and entertainment                                  --                     --                193,807
  Web and graphic design                                    --                     --                129,716
  Write-down of assets                                      --                     --                (34,650)
  Write-down of oil and gas property                        --                     --              1,000,551
                                                  ------------           ------------           ------------
                                                       155,282                 12,116              5,088,182
                                                  ------------           ------------           ------------

NET LOSS                                          $   (155,282)          $    (12,116)          $ (5,088,182)
                                                  ============           ============           ============

LOSS PER SHARE - BASIC AND DILUTED                $      (0.02)          $      (0.01)
                                                  ============           ============
WEIGHTED AVERAGE NUMBER OF COMMON STOCK
 OUTSTANDING - BASIC AND DILUTED                     6,717,108                192,136
                                                  ============           ============


   The accompanying notes are an integral part of these financial statements

                          Western Standard Energy Corp.
                         (An Exploration Stage Company)

                            STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                                    Cumulative from
                                                        Three months           Three months         October 16, 2003
                                                           ended                  ended             (Inception) to
                                                        November 30,           November 30,           November 30,
                                                            2012                   2011                   2012
                                                        ------------           ------------           ------------
CASH FLOW FROM OPERATING ACTIVITIES
  Net loss                                              $   (155,282)          $    (12,116)          $ (5,088,182)
  Non-cash items included in net loss:
    Interest expense                                           2,061                     --                  2,061
    Impairment of oil and gas properties                          --                     --                960,551
    Gain on disposal of oil and gas properties                    --                     --                 (5,809)
    Interest                                                      --                  3,793                 23,101
    Write-down of accounts payable                                --                     --                 30,374
    Write-down of assets                                          --                     --                 (4,276)
    Write-down of oil and gas properties                          --                     --                 40,000
    Depreciation                                                  --                     --                 12,280
    Gain on settlement of debt                                    --                     --               (104,992)
    Stock issued for service                                      --                     --                104,366
  Changes in non-cash working capital
    Receivables                                                   --                     --                 (1,070)
    Prepaid expenses                                          (6,311)                    --                 25,339
    Accounts payable and accrued liabilities                  31,493                  8,323               (165,090)
                                                        ------------           ------------           ------------
NET CASH USED IN OPERATING ACTIVITIES                       (128,789)                    --             (3,841,167)
                                                        ------------           ------------           ------------
INVESTING ACTIVITIES
  Purchase of equipment                                           --                     --                (20,287)
  Expenditures on oil and gas properties                          --                     --               (703,242)
  Proceeds on sale of oil and gas properties                      --                     --                 38,500
                                                        ------------           ------------           ------------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES               --                     --               (685,029)
                                                        ------------           ------------           ------------
FINANCING ACTIVITIES
  Due to related parties                                          --                     --              1,307,771
  Notes payable                                                   --                     --                 60,000
  Issuance of common shares for cash                         158,307                     --              2,843,307
  Bank indebtedness                                               --                     --                     --
  Net cash acquired on recapitalization                           --                     --                351,636
                                                        ------------           ------------           ------------
NET CASH FROM FINANCING ACTIVITIES                           158,307                     --              4,562,714
                                                        ------------           ------------           ------------

INCREASE IN CASH                                              36,518                     --                 36,518
Cash, beginning                                                   --                     --                     --
                                                        ------------           ------------           ------------
CASH, ENDING                                            $     36,518           $         --           $     36,518
                                                        ============           ============           ============
SUPPLEMENTARY INFORMATION
CASH PAID FOR:
  Interest                                              $         --           $         --           $     34,382
  Income tax                                            $         --           $         --           $         --
                                                        ============           ============           ============
NON-CASH FINANCING AND INVESTING ACTIVITIES
  Forgiveness of debt                                   $         --           $         --           $     24,000
  Loans settled with oil and gas property interest      $         --           $         --           $    214,138
  Loans converted to common shares                      $         --           $         --           $    879,842
  Oil and gas property purchased for common shares      $         --           $         --           $    450,000
                                                        ============           ============           ============

   The accompanying notes are an integral part of these financial statements

                          Western Standard Energy Corp.
                         (An Exploration Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                November 30, 2012

1. BASIS OF PRESENTATION

The following interim unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the rules and regulations of the Securities and Exchange Commission. Accordingly these financial statements do not include all of the disclosures required by generally accepted accounting principles for complete financial statements. These interim unaudited financial statements should be read in conjunction with the Company's audited financial statements for the year ended August 31, 2012. In the opinion of management, the interim unaudited financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results of the interim period presented. Operating results for the three-month period ended November 30, 2012 are not necessarily indicative of the results that may be expected for the year ending August 31, 2013.

2. RECENT ACCOUNTING PRONOUNCEMENTS

Recent pronouncements with future effective dates are either not applicable or are not expected to be significant to the financial statement of the Company.

3. NOTE PAYABLE

On December 22, 2009, the Company entered into a loan agreement with an individual and a corporation (collectively "the Lenders") whereby the Company agreed to issue a note payable in exchange for proceeds of $60,000. The note bears interest at 11% per annum, secured by the assets of the Company and is payable on demand. Between January 1, 2010 and August 31, 2012, the Lenders paid for $75,068 in expenses on behalf of the Company. This amount has the same terms as the note payable and has been included in accounts payable as at August 31, 2012. At August 31, 2012, the Company owed $217,791 to the Lenders and $35,334 in accrued interest. During the three months ended November 30, 2012, the Company converted the $3,125 of the debt owing to the Lenders to 2,500,000 shares of the Company (Note 5). The remaining debt was converted into a convertible debenture (Note 4)

4. CONVERTIBLE DEBENTURE

On October 29, 2012, the Company issued to the Lenders a convertible debenture (the "Debenture") in the aggregate principal amount of $250,000 (Note 3). The Debenture is convertible, upon a default, into shares of the Company's common stock equal in number to 50% of the total issued and outstanding Common Stock of the Company at the time of conversion. The Company has also agreed to register the shares that may be convertible under the Debenture. The Debenture matures on the earlier of April 1, 2013 or the 90th day following the Company's receipt of SEC approval of the Registration statement. The Debenture does not bear interest. The fair value of the Debenture as at November 30, 2012 is $241,340 and the effective interest expense associated with the Debenture for the period is $2,061.

5. COMMON STOCK

Authorized: 200,000,000 common shares

On April 14, 2010, the company adopted a stock option plan allowing the Company's directors to grant up to 5,000,000 stock options pursuant to the terms and conditions of the stock option plan. As at November 30, 2012 no options have been granted.

On November 12, 2012, the Company issued 2,500,000 shares of common stock in exchange for the conversion of $3,125 of debt (Note 3).

On November 12, 2012, the Company issued 30,769,857 shares of common stock at $0.00125 per share for gross proceeds of $41,587.

On November 27, 2012, the Company issued 480,000 common shares at $0.25 per share for gross proceeds of $120,000.

6. RELATED PARTY TRANSACTIONS

During the three months ended November 30, 2012, the Company incurred $40,000 (August 31, 2012 - $Nil) in consulting fees to a relative of the President of the Company. As at November 30, 2012, $25,000 (2011 - $Nil) owing to the related party is included in accounts payable. The amount is unsecured, non-interest bearing and due on demand.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

Since we are an exploration stage company, there is no assurance that a commercially viable business will be identified in the near term.

Our plan of operation is to seek for opportunities in the oil and gas industry.

LIQUIDITY

ANTICIPATED CASH REQUIREMENTS

For the 3 months ended November 30, 2012, we recorded a net operating loss of $155,282 and have an accumulated deficit of $5,088,182 since inception. As at November 30, 2012, we had cash of $36,518. We do not have sufficient funds for working capital and will need to obtain further financing.

Our financial condition for the years ended November 30, 2012 and 2011 and the changes between those periods for the respective items are summarized as follows:

WORKING CAPITAL

Our working capital position as at November 30, 2012 compared to November 30, 2011 and the cash flows for the three months then ended are summarized below:

                                                     3 months Ended November 30,
                                                         2012           2011
                                                      ----------     ----------
Current Assets                                        $  42,829      $      --
Current Liabilities                                    (288,633)      (153,118)
Working Capital (Deficiency)                          $(245,804)     $(153,118)

The increase in our working capital deficiency was primarily due to an increase for auditing fees, consulting fees, legal fees, and general and administration costs.

CASH FLOWS

                                                     3 months Ended November 30,
                                                         2012           2011
                                                      ----------     ----------
Net cash used in Operating Activities                 $ (128,789)    $       --
Net cash provided by(used in) Investing Activities    $       --     $       --
Net cash provided by Financing Activities             $  158,307     $       --
Increase (Decrease) in Cash during the Year           $   36,518     $       --
Cash, Beginning of Year                               $       --     $       --
Cash, End of Year                                     $   36,518     $       --

RESULTS OF OPERATIONS

The following is a summary of our results of operations for the three months ended November 30, 2012 and 2011:

                                                     3 months Ended November 30,
                                                         2012           2011
                                                      ----------     ----------
Revenue                                               $      Nil      $     Nil
                                                       ---------      ---------
Expenses
  Audit and accounting fees                               11,075          5,333
  Consulting fees and expenses                            55,000             --
  Interest expense                                         2,061          3,793
  General and office administration                       65,155             --
  Legal fees                                              18,804             --
  Investor relations, transfer agent and media             3,187          2,990
                                                       ---------      ---------
Total expenses                                           155,282         12,116
                                                       ---------      ---------
Net Loss                                               $(155,282)     $ (12,116)
                                                       =========      =========

REVENUE

We have not earned any revenues since our inception and we do not anticipate earning revenues until such time as we acquire revenue producing assets.

EXPENSES

Our operating expenses for the three months ended November 30, 2012 compared to the same period in 2011 increased by the net amount of $143,166 primarily due to audit and accounting fees, consulting fees, legal fees and general and administration costs.

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

On April 14, 2010, our shareholders approved our 2010 Equity Compensation Plan. Under the 2010 Plan, options may be granted to our directors, officers, employees and consultants as determined by our board of directors. Pursuant to the 2010 Plan, we reserved for issuance up to 5,000,000 shares of our outstanding common stock under the 2010 plan. However no options have been granted as at November 30, 2012 and therefore no stock-based compensation has been recorded to date for stock options.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4T. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

As required by paragraph (b) of Rules 13a-15 or 15d-15 under the Securities Exchange Act of 1934, as amended, we are required to maintain and our management is required to evaluate the effectiveness of our Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange
Act). Our management with the participation of our principal executive officer and principal financial officer evaluated the effectiveness of our Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly report on Form 10-Q. Based on this evaluation, our management determined that our Company's disclosure controls and procedures were effective as of November 30, 2012.

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

WE HAVE HAD A HISTORY OF LOSSES AND NO REVENUE, WHICH RAISE SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

Since inception, we have incurred aggregate net losses of $5,088,182 from operations. We can offer no assurance that we will ever operate profitably or that we will generate positive cash flow in the future. To date, we have not generated any revenues from our operations. Our history of losses and no revenues raise substantial doubt about our ability to continue as a going concern. We will not be able to generate significant revenues in the future. As a result, our management expects the business to continue to experience negative cash flow for the foreseeable future and cannot predict when, if ever, our business might become profitable. We will need to raise additional funds, and such funds may not be available on commercially acceptable terms, if at all. If we are unable to raise funds on acceptable terms, we may not be able to execute our business plan, take advantage of future opportunities, or respond to competitive pressures or unanticipated requirements. This may seriously harm our business, financial condition and results of operations.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On November 12, 2012, the Company issued 2,500,000 shares of common stock in exchange for conversion of $3,125 of debt.

On November 12, 2012, the Company issued 30,769,857 shares of common stock at $0.00125 per share for gross proceeds of $41,587 which was used for general working capital.

On November 27, 2012, the Company issued 480,000 common shares at $0.25 per share for gross proceeds of $120,000 which was used for general working capital.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

None

ITEM 5. OTHER INFORMATION

During 2010, the Company adopted a stock option plan known as the 2010 Equity Compensation Plan, where up to 5,000,000 options may be granted. The plan was approved by the shareholders of the Company at special meeting of the shareholders held on April 14, 2010. We have not granted any stock options under the plan as at November 30, 2012.

Effective October 1, 2012, Steve Cook resigned as our President, Chief Executive Officer, Chief Financial Officer, Secretary and Director. As a result of the resignation, we appointed Dallas Gray to the Board of Directors and as our new President, Chief Executive Officer, Chief Financial Officer and Secretary.

Dallas Gray is now our sole officer and director.

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

WESTERN STANDARD ENERGY CORP.


/s/ Dallas Gray
--------------------------------------------------
Dallas Gray
President, Secretary, Treasurer and Director
Principal Executive Officer, Principal
Financial Officer and Principal Accounting Officer

Dated: January 15, 2013