Form 10-Q
period 2013-05-31
Western Standard Energy Corp.
filed 2013-11-25
CIK 1343254

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                   For the quarterly period ended May 31, 2013
                                       or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [X] No [ ]

              APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 33,941,993 shares of common stock outstanding as at November 21, 2013.

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

ITEM 4.  MINE SAFETY DISCLOSURES............................................ 15

ITEM 5.  OTHER INFORMATION.................................................. 15

ITEM 6.  EXHIBITS........................................................... 16

SIGNATURES.................................................................. 19

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                          Western Standard Energy Corp.
                         (An Exploration Stage Company)

                                 BALANCE SHEETS

                                                                    May 31,              August 31,
                                                                     2013                   2012
                                                                 ------------           ------------
                                                                  (unaudited)
ASSETS

CURRENT ASSETS
  Cash                                                           $        121           $         --
  Prepaids                                                              3,155                     --
                                                                 ------------           ------------

                                                                 $      3,276           $         --
                                                                 ============           ============

LIABILITIES

CURRENT LIABILITIES
  Accounts payable and accrued liabilities                       $     37,277           $    202,800
  Notes payable                                                       150,000                 60,000
  Convertible debentures                                              125,669                     --
                                                                 ------------           ------------
                                                                      312,946                262,800
                                                                 ------------           ------------
STOCKHOLDERS' DEFICIT
  COMMON STOCK
    Authorized:
     200,000,000 common shares with par value of $0.001
    Issued and outstanding:
     33,941,993 and 192,136 common shares respectively                 33,942                    192
  ADDITIONAL PAID IN CAPITAL                                        4,822,310              4,670,033
  OBLIGATION TO ISSUE SHARES                                          150,000                     --
  SUBSCRIPTION RECEIVABLE                                                  --                   (125)
  DEFICIT ACCUMULATED DURING EXPLORATION STAGE                     (5,315,922)            (4,932,900)
                                                                 ------------           ------------
                                                                     (309,670)              (262,800)
                                                                 ------------           ------------

                                                                 $      3,276           $         --
                                                                 ============           ============


   The accompanying notes are an integral part of these financial statements

                          Western Standard Energy Corp.
                         (An Exploration Stage Company)

                            STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                                                                             Cumulative from
                                              Three months    Three months     Nine Months     Nine Months   October 16, 2003
                                                 ended           ended           ended           ended       (Inception) to
                                                 May 31,         May 31,         May 31,         May 31,         May 31,
                                                  2013            2012            2013            2012            2013
                                              ------------    ------------    ------------    ------------    ------------
EXPENSES
  Advertising and promotion                   $         --    $         --    $         --    $         --    $     48,670
  Audit and accounting fees                         20,121              --          49,197           5,883         341,398
  Depreciation                                          --              --              --              --          12,280
  Consulting fees and expenses                      32,750              --         112,625              --         213,264
  Corporate finance fee                                 --              --          47,250              --          47,250
  Foreign exchange loss                                 --              --              --              --          23,786
  Gain on disposal of oil and gas properties            --              --              --              --          (5,810)
  Gain on settlement of debt                            --              --              --              --        (104,992)
  Interest expense                                      --           4,467          11,730          12,645          83,299
  Interest income                                       --              --              --              --          (3,716)
  Investor communications and transfer agent            --              80          13,565           7,630         526,443
  Legal fees                                            --              --          22,456              --         258,105
  Office and general administration                 53,437              --          86,200              --         282,623
  Product development                                   --              --              --              --         876,451
  Salaries and management fees                          --              --              --              --       1,283,083
  Stock-based compensation                              --              --              --              --         104,366
  Travel and entertainment                              --              --              --              --         193,807
  Web and graphic design                                --              --              --              --         129,716
  Write-down of assets and liabilities-net              --              --              --              --         (34,650)
  Write-down of oil and gas property                    --              --              --              --       1,000,551
                                              ------------    ------------    ------------    ------------    ------------
                                                   106,308           4,547         343,022          26,108       5,275,922
                                              ------------    ------------    ------------    ------------    ------------
OTHER ITEMS
  Loss on extinguishment of debt                    40,000              --          40,000              --          40,000
                                              -------------   ------------     -----------    -------------   ------------

 NET LOSS                                     $   (146,308)   $    (4,547)   $    (383,022)   $    (26,108)   $ (5,315,922)
                                              ============    ============    ============    ============    ============

LOSS PER SHARE - BASIC AND DILUTED            $      (0.00)   $      (0.02)   $      (0.01)   $      (0.14)
                                              ============    ============    ============    ============
WEIGHTED AVERAGE NUMBER OF COMMON STOCK
 OUTSTANDING - BASIC AND DILUTED                33,944,068         192,136      33,944,068         192,136
                                              ============    ============    ============    ============


   The accompanying notes are an integral part of these financial statements

                          Western Standard Energy Corp.
                         (An Exploration Stage Company)

                            STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                                     Cumulative from
                                                         Nine Months             Nine Months         October 16, 2003
                                                           ended                   ended              (Inception) to
                                                           May 31,                 May 31,                May 31,
                                                            2013                    2012                   2013
                                                        ------------             ------------           ------------
CASH FLOW FROM OPERATING ACTIVITIES
  Net loss                                              $   (383,022)          $    (26,108)          $ (5,315,922)
  Non-cash items included in net loss:
    Impairment of oil and gas properties                          --                     --                960,551
    Gain on disposal of oil and gas properties                    --                     --                 (5,809)
    Interest expense                                          11,264                 12,645                 34,365
    Write-down of accounts payable                                --                     --                 30,374
    Write-down of assets                                          --                     --                 (4,276)
    Write-down of oil and gas properties                          --                     --                 40,000
    Depreciation                                                  --                     --                 12,280
    Gain on settlement of debt                                    --                     --               (104,992)
    Stock issued for service                                      --                     --                104,366
    Loss on extinguishment of debt                            40,000                     --                 40,000
  Changes in non-cash working capital
    Receivables                                                   --                     --                 (1,070)
    Prepaid expenses                                          (3,155)                    --                 28,495
    Accounts payable and accrued liabilities                  26,572                 13,463                153,919
                                                        ------------           ------------           ------------
NET CASH USED IN OPERATING ACTIVITIES                       (308,341)                    --             (4,027,719)
                                                        ------------           ------------           ------------
INVESTING ACTIVITIES
  Purchase of equipment                                           --                     --                (20,287)
  Expenditures on oil and gas properties                          --                     --               (703,242)
  Proceeds on sale of oil and gas properties                      --                     --                 38,500
                                                        ------------           ------------           ------------
NET CASH USED IN INVESTING ACTIVITIES                             --                     --               (685,029)
                                                        ------------           ------------           ------------
FINANCING ACTIVITIES
  Due to related parties                                          --                     --              1,457,771
  Notes payable                                              150,000                     --                218,462
  Issuance of common shares for cash                         158,462                     --              2,685,000
  Net cash acquired on recapitalization                           --                     --                351,636
                                                        ------------           ------------           ------------
NET CASH FROM FINANCING ACTIVITIES                           308,462                     --              4,712,869
                                                        ------------           ------------           ------------

INCREASE IN CASH                                                 121                     --                    121
Cash, beginning                                                   --                     --                     --
                                                        ------------           ------------           ------------
CASH, ENDING                                            $        121           $         --           $        121
                                                        ============           ============           ============
SUPPLEMENTARY INFORMATION
CASH PAID FOR:
  Interest                                              $         --           $         --           $     34,382
  Income tax                                            $         --           $         --           $         --
                                                        ============           ============           ============
NON-CASH FINANCING AND INVESTING ACTIVITIES
  Forgiveness of debt                                   $         --           $         --           $     24,000
  Loans settled with oil and gas property interest      $         --           $         --           $    214,138
  Loans converted to common shares                      $         --           $         --           $    879,842
  Oil and gas property purchased for common shares      $         --           $         --           $    450,000
                                                        ============           ============           ============


   The accompanying notes are an integral part of these financial statements

                          Western Standard Energy Corp.
                         (An Exploration Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                  May 31, 2013

1. BASIS OF PRESENTATION

The following interim unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly these financial statements do not include all of the disclosures required by generally accepted accounting principles for complete financial statements. These interim unaudited financial statements should be read in conjunction with the Company's audited financial statements for the year ended August 31, 2012. In the opinion of management, the interim unaudited financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results of the interim period presented. Operating results for the nine month period ended May 31, 2013 are not necessarily indicative of the results that may be expected for the year ending August 31, 2013.

2. RECENT ACCOUNTING PRONOUNCEMENTS

Recent pronouncements with future effective dates are either not applicable or are not expected to be significant to the financial statement of the Company.

3. NOTES PAYABLE

On December 22, 2009, the Company entered into a loan agreement with an individual and a corporation (collectively "the Lenders") whereby the Company agreed to issue a note payable in exchange for proceeds of $60,000. The note bore interest at 11% per annum, was secured by the assets of the Company and was payable on demand. Between January 1, 2010 and August 31, 2012, the Lenders paid for $157,791 in expenses on behalf of the Company. This amount has the same terms as the note payable and has been included in accounts payable as at August 31, 2012. At August 31, 2012, the Company owed $217,791 to the Lenders and $35,334 in accrued interest. During the nine months ended May 31, 2013, the Company converted the $3,125 of the debt owing to the Lenders to 2,500,000 shares of the Company (Note 5). The remaining debt was converted into a convertible debenture (Note 4).

4. CONVERTIBLE DEBENTURE

On October 29, 2012, the Company issued to the Lenders a convertible debenture (the "Debenture") of $250,000 (Note 3). The Debenture is convertible, upon default, into shares of the Company's common stock equal in number to 50% of the total issued and outstanding common stock of the Company at the time of conversion. The Company has also agreed to register the shares that may be convertible under the Debenture. The Debenture matures on the earlier of April 1, 2013 or the 90th day following the Company's receipt of SEC approval of the Registration statement. The Debenture is unsecured and does not bear interest. The effective interest expense associated with the Debenture for the nine months ended May 31, 2013 is $10,721.

On May 22, 2013, the Company entered into a securities purchase agreement with the Lenders. Under this agreement, the Debenture was cancelled and a new convertible debenture (the "New Debenture") in the amount of CDN$140,000 was issued to the Lenders. The New Debenture is also convertible, upon a default, into shares of the Company's common stock equal in number to 50% of the total issued and outstanding common stock of the Company at the time of conversion. The New Debenture bears no interest, is unsecured and matures on May 15, 2014. The Company also has to deliver 300,000 common shares of the Company to each of the Lenders by May 15, 2014. As at May 31, 2013, the Company has not yet issued the shares to the Lenders. As a result of this transaction, the Company has recorded a loss on the extinguishment of debt of $40,000. The fair value of the New Debenture as at May 31, 2013 is $125,669 and the effective interest expense associated with the Debenture for the nine months ended May 31, 2013 is $543.

5. COMMON STOCK

Authorized: 200,000,000 common shares

On April 14, 2010, the Company adopted a stock option plan allowing the Company's directors to grant up to 5,000,000 stock options pursuant to the terms and conditions of the stock option plan. As at May 31, 2013 no options have been granted.

On November 12, 2012, the Company issued 2,500,000 shares of common stock in exchange for the conversion of $3,125 of debt (Note 3).

On November 12, 2012, the Company issued 30,769,857 shares of common stock at $0.00125 per share for gross proceeds of $38,462.

On November 27, 2012, the Company issued 480,000 common shares at $0.25 per share for gross proceeds of $120,000.

6. RELATED PARTY TRANSACTIONS

During the nine months ended May 31, 2013, the Company incurred $72,000 (May 31, 2012 - $Nil) in consulting fees to a relative of the President of the Company. As at May 31, 2013, $7,500 (August 31, 2012 - $Nil) owing to the related party is included in accounts payable. The amount is unsecured, non-interest bearing and due on demand.

During the nine months ended May 31, 2013, the Company incurred $40,000 (May 31, 2012 - $Nil) in accounting fees to an officer of the Company. As at May 31, 2013, $15,674 (August 31, 2012 - $Nil) owing to the related party is included in accounts payable. The amount is unsecured, non-interest bearing and due on demand.

During the nine months ended May 31, 2013, the Company issued $125,000 and $25,000 in notes payable to a relative of the President of the Company and to an officer of the Company, respectively. The notes are none interest bearing, unsecured and due on demand.

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

LIQUIDITY

ANTICIPATED CASH REQUIREMENTS

For the Nine Months ended May 31, 2013, we recorded a net operating loss of $383,022 and have an accumulated deficit of $5,315,922 since inception. As at May 31, 2013, we had cash of $121. We do not have sufficient funds for working capital and will need to obtain further financing.

Our financial condition for the Nine Months ended May 31, 2013 and 2012 and the changes between those periods for the respective items are summarized as follows:

WORKING CAPITAL

Our working capital position as at May 31, 2013 compared to May 31, 2012 and the cash flows for the Nine Months then ended are summarized below:

                                                      Nine Months Ended May 31,
                                                         2013           2012
                                                      ----------     ----------
Current Assets                                        $   3,276      $      --
Current Liabilities                                    (312,946)      (162,563)
Working Capital (Deficiency)                           (309,670)      (162,563)

The increase in our working capital deficiency was primarily due to an increase for auditing fees, consulting fees, legal fees, and general and administration costs.

CASH FLOWS

                                                      Nine Months Ended May 31,
                                                         2013           2012
                                                      ----------     ----------
Net cash used in Operating Activities                 $ (308,341)    $       --
Net cash provided by(used in) Investing Activities    $       --     $       --
Net cash provided by Financing Activities             $  308,462     $       --
Increase (Decrease) in Cash during the Year           $      121     $       --
Cash, Beginning of Year                               $       --     $       --
Cash, End of Year                                     $      121     $       --

RESULTS OF OPERATIONS

The following is a summary of our results of operations for the Nine Months ended May 31, 2013 and 2012:

                                                      Nine Months Ended May 31,
                                                         2013           2012
                                                      ----------     ----------
Revenue                                               $      Nil     $      Nil
                                                      ----------     ----------
Expenses
  Audit and accounting fees                               49,197          5,883
  Consulting fees and expenses                           112,625             --
  Corporate finance fee                                   47,250             --
  Interest expense                                        11,730         12,645
  General and office administration                       86,200             --
  Legal fees                                              22,456             --
  Investor relations, transfer agent and media            13,565          7,630
  Loss on settlement of debt                              40,000             --
                                                      ----------     ----------
Total expenses                                           383,022         26,108
                                                      ----------     ----------
Net Loss                                              $ (383,022)    $  (26,108)
                                                      ==========     ==========

REVENUE

We have not earned any revenues since our inception and we do not anticipate earning revenues until such time as we acquire revenue producing assets.

EXPENSES

Our operating expenses for the Nine Months ended May 31, 2013 compared to the same period in 2012 increased by the net amount of $316,914 primarily due to audit and accounting fees, consulting fees, corporate finance fees, legal fees and general and administration costs.

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

On April 14, 2010, our shareholders approved our 2010 Equity Compensation Plan. Under the 2010 Plan, options may be granted to our directors, officers, employees and consultants as determined by our board of directors. Pursuant to the 2010 Plan, we reserved for issuance up to 5,000,000 shares of our outstanding common stock under the 2010 plan. However no options have been granted as at May 31, 2013 and therefore no stock-based compensation has been recorded to date for stock options.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4T. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

As required by paragraph (b) of Rules 13a-15 or 15d-15 under the Securities Exchange Act of 1934, as amended, we are required to maintain and our management is required to evaluate the effectiveness of our Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange
Act). Our management with the participation of our principal executive officer and principal financial officer evaluated the effectiveness of our Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly report on Form 10-Q. Based on this evaluation, our management determined that our Company's disclosure controls and procedures were effective as of May 31, 2013.

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

On November 12, 2012, the Company issued 30,769,857 shares of common stock at $0.00125 per share for gross proceeds of $38,462 which was used for general working capital.

On November 27, 2012, the Company issued 480,000 common shares at $0.25 per share for gross proceeds of $120,000 which was used for general working capital.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

None

ITEM 5. OTHER INFORMATION

During 2010, the Company adopted a stock option plan known as the 2010 Equity Compensation Plan, where up to 5,000,000 options may be granted. The plan was approved by the shareholders of the Company at special meeting of the shareholders held on April 14, 2010. We have not granted any stock options under the plan as at May 31, 2013.

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

WESTERN STANDARD ENERGY CORP.

                                    /s/ Dallas Gray
                                    --------------------------------------------
                                    Dallas Gray
                                    President, Secretary, Treasurer and Director
                                    Principal Executive Officer, Principal
                                    Financial Officer and Principal Accounting
                                    Officer

                                    Dated: November 22, 2013