Form 10-K
period 2013-08-31
Western Standard Energy Corp.
filed 2013-12-05
CIK 1343254

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                   For the fiscal year ended: August 31, 2013

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

              302-1912 Enterprise Way, Kelowna, BC, Canada V1V 9S9 (Address of principal executive offices and Zip Code)

       (Registrant's telephone number, including area code) (250) 258-7481

                  980 Skeena Drive, Kelowna, BC, Canada V1V 2K7
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

33,941,993 shares of common stock at a price of $0.01 per share for an aggregate market value of $33,942.

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 33,941,993 shares of common stock outstanding as at December 2, 2013.

                       DOCUMENTS INCORPORATED BY REFERENCE

Not Applicable

                                TABLE OF CONTENTS

PART I

ITEM 1.  BUSINESS                                                              3

ITEM 1A. RISK FACTORS                                                          6

ITEM 1B. UNRESOLVED STAFF COMMENTS                                            13

ITEM 2.  PROPERTIES                                                           13

ITEM 3.  LEGAL PROCEEDINGS                                                    13

ITEM 4.  MINE SAFETY DISCLOSURES                                              13

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER
         MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES                    14

ITEM 6.  SELECTED FINANCIAL DATA                                              15

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATION                                             15

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK           21

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                          22

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
         AND FINANCIAL MATTERS                                                31

ITEM 9A(T). CONTROLS AND PROCEDURES                                           31

ITEM 9B. OTHER INFORMATION                                                    32

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE               33

ITEM 11. EXECUTIVE COMPENSATION                                               35

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
         AND RELATED STOCKHOLDER MATTERS                                      37

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
         INDEPENDENCE                                                         38

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES                               39

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.                             40

SIGNATURES                                                                    43

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

WE HAVE HAD A HISTORY OF LOSSES AND NO REVENUE, WHICH RAISE SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

Since inception, we have incurred aggregate net losses of $5,359,055 from operations. We can offer no assurance that we will ever operate profitably or that we will generate positive cash flow in the future. To date, we have not generated any revenues from our operations. Our history of losses and no revenues raise substantial doubt about our ability to continue as a going concern. We will not be able to generate significant revenues in the future. As a result, our management expects the business to continue to experience negative cash flow for the foreseeable future and cannot predict when, if ever, our business might become profitable. We will need to raise additional funds, and such funds may not be available on commercially acceptable terms, if at all. If we are unable to raise funds on acceptable terms, we may not be able to execute our business plan, take advantage of future opportunities, or respond to competitive pressures or unanticipated requirements. This may seriously harm our business, financial condition and results of operations.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not Applicable

ITEM 2. PROPERTIES

EXECUTIVE OFFICES AND RESIDENT AGENT

We rent an office at 302-1912 Enterprise Way, Kelowna, BC, Canada.

Our resident agent for service of process is Nevada Agency and Transfer Company, 50 West Liberty Street, Suite 880, Reno NV 89501.

At August 31, 2013, the Company had no oil and gas interests.

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

The last sale price of our common stock as reported on Yahoo! Finance on October 28, 2013 was $1.00 per share.

           Quarter Ended          Bid High        Bid Low
           -------------          --------        -------
             08/31/2013            $ 0.00         $ 0.00
             05/31/2013            $ 0.00         $ 0.00
             02/29/2013            $ 0.00         $ 0.00
             11/30/2012            $ 0.00         $ 0.00
             08/31/2012            $ 0.00         $ 0.00

TRANSFER AGENT

Our shares of common stock are in registered form. Our transfer agent for our common stock is the Nevada Agency and Trust Company at 50 West Liberty Street, Suite 880, Reno, NV 89501, Tel: 775-322-0626 Fax: 775-322-5623

HOLDERS OF COMMON STOCK

As of December 2, 2013, we have 38 registered shareholders holding 33,941,993 shares of our common stock.

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

We have no recent sales of unregistered securities.

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
                                                                      ========

For the 12 months ended August 31, 2013, we recorded a net operating loss of $426,155 and have an accumulated deficit of $5,359,055 since inception. As at August 31, 2013, we had cash of Nil and for the next 12 months, management estimates minimum cash requirements of $790,000 to fund our on-going operations and planned oil and gas acquisition and exploration activities. Accordingly, we do not have sufficient funds to meet our plan of operation over the next 12 months and will need to obtain further financing.

Our financial condition for the years ended August 31, 2013 and 2012 and the changes between those periods for the respective items are summarized as follows:

WORKING CAPITAL

Our working capital position as at August 31, 2013 compared to August 31, 2012 and the cash flows for the years then ended are summarized below:

                                                    12 months Ended August 31,
                                                      2013              2012
                                                   ----------        ----------
Current Assets                                     $    3,156        $       --
Current Liabilities                                   359,329           262,800
Working Capital (Deficiency)                       $ (356,173)       $ (262,800)

The increase in our working capital deficiency was primarily due to an increase for interest accrual and consulting fees.

CASH FLOWS

                                                     12 months Ended August 31,
                                                      2013              2012
                                                   ----------        ----------
Net cash used in Operating Activities              $ (307,538)       $       --
Net cash provided by(used in)Investing Activities  $       --        $       --
Net cash provided by Financing Activities          $  307,538        $       --
Increase (Decrease) in Cash during the Year        $       --        $       --
Cash, Beginning of Year                            $       --        $       --
Cash, End of Year                                  $       --        $       --

During the years ended August 31, 2013 and 2012:

(i) Net cash used in operating activities was $307,538 for our year ended August 31, 2013 and $Nil for our year ended August 31, 2012.

(ii) Net cash provided by/used in investing activities was $Nil for our years ended August 31, 2013 and 2012.

(iii) Net cash from financing activities was $307,538 for our year ended August 31, 2013 and $Nil for our year ended August 31, 2012.

RESULTS OF OPERATIONS

The following summary of our results of operations should be read in conjunction with our audited financial statements for the year ended August 31, 2013 and 2012 which are included herein.

                                                     12 months Ended August 31,
                                                        2013            2012
                                                     ----------      ----------
Revenue                                              $      Nil      $      Nil
                                                     ----------      ----------
Expenses
  Management and consulting fees                     $  127,625      $   82,723
  Audit and accounting fees                              68,538          10,833
  Interest expense                                       10,979          17,205
  Professional fees                                      22,456             952
  General and office administration                      43,983              --
  Investor relations, transfer agent and media           13,689          10,085
  Corporate finance fee                                  47,250              --
  Travel and entertainment                               14,084              --
  Foreign exchange loss                                   1,790              --
  Due diligence fee                                      35,761              --
                                                     ----------      ----------
Total expenses                                       $  386,155      $  121,798

Other items
  Loss on extinguishment of debt                     $   40,000      $       --
                                                     ----------      ----------
Net Loss                                               (426,155)       (121,798)
                                                     ----------      ----------
Oil and gas acquisition and exploration expenditures $       --      $       --
                                                     ----------      ----------

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

EXPENSES

Our operating expenses for the year ended August 31, 2013 compared to the same period in 2012 increased by the net amount of $264,357.

GOING CONCERN

The audited financial statements accompanying this report have been prepared on a going concern basis, which implies that our Company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business. Our Company has not generated revenues since inception, has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of our Company as a going concern is dependent upon: (i) the continued financial support from our shareholders; (ii) the ability of our Company to continue raising necessary equity financing to achieve its operating objectives; (iii) confirmation of the resource value of our oil and gas prospects; and (iv) the eventual attainment of profitable operations. As at August 31, 2013, our Company has a negative working capital of $356,173 and has accumulated losses of $5,359,055 since inception.

Our independent auditors included an explanatory paragraph in their annual report on our financial statements for the year ended August 31, 2013 regarding concerns about our ability to continue as a going concern. In addition, our financial statements contain further note disclosures in this regard. The continuation of our business plan is dependent upon our ability to continue raising sufficient new capital from equity or debt markets in order to fund our on-going operating losses and oil and gas acquisition and exploration activities. The issuance of additional equity securities could result in a significant dilution in the equity interests of our current stockholders.

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

OIL AND GAS PROPERTIES

The Company utilizes the full cost method to account for its investment in oil and gas properties. Accordingly, all costs associated with acquisition, exploration and development of oil and gas reserves, including such costs as leasehold acquisition costs, capitalized interest costs relating to unproven properties, geological expenditures, tangible and intangible development costs (including direct internal costs), are capitalized into the full cost pool. When the Company commences production from established proven oil and gas reserves, capitalized costs, including estimated future costs to develop the reserves and estimated abandonment costs, will be depleted on the units-of-production method using estimates of proven reserves. Investments in unproved properties and major development projects, including capitalized interest if any, are not depleted until proven reserves associated with the projects can be determined. If the future, exploration of unproven properties are determined to be uneconomical, the amount of such properties is added to the capital costs to be depleted. As of August 31, 2013, the Company had no investments in oil and gas properties.

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

The Company on April 14, 2010 adopted a stock option plan. However no options have been granted as at August 31, 2013 and therefore no stock-based compensation has been recorded to date for stock options.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


             [LETTERHEAD OF DALE MATHESON CARR-HILTON LABONTE LLP]



             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE STOCKHOLDERS AND BOARD OF DIRECTORS OF WESTERN STANDARD ENERGY CORP.

We have audited the accompanying balance sheets of Western Standard Energy Corp. (an exploration stage company) as of August 31, 2013 and 2012 and the related statements of operations, cash flows and stockholders' deficit for the years then ended and the period from October 16, 2003 (inception) to August 31, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, these financial statements present fairly, in all material respects, the financial position of Western Standard Energy Corp. as of August 31, 2013 and 2012 and the results of its operations and its cash flows for the years then ended and the period from October 16, 2003 (inception) through August 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

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


                                /s/ Dale Matheson Carr-Hilton Labonte LLP
                                ------------------------------------------------
                                                           CHARTERED ACCOUNTANTS
Vancouver, Canada
December 2, 2013

                          Western Standard Energy Corp.
                         (An Exploration Stage Company)

                                 BALANCE SHEETS

                                                                August 31,             August 31,
                                                                   2013                   2012
                                                               ------------           ------------
ASSETS

CURRENT ASSETS
  Prepaids                                                     $      3,156           $         --
                                                               ------------           ------------

                                                               $      3,156           $         --
                                                               ============           ============
LIABILITIES

CURRENT LIABILITIES
  Bank indebtedness                                            $         76           $         --
  Accounts payable and accrued liabilities                           80,964                202,800
  Notes payable                                                     150,000                 60,000
  Convertible debentures                                            128,289                     --
                                                               ------------           ------------
                                                                    359,329                262,800
                                                               ------------           ------------
STOCKHOLDERS' DEFICIT

COMMON STOCK
  Authorized:
   200,000,000 common shares with par value of $0.001
  Issued and outstanding:
   33,941,993 and 192,136 common shares respectively                 33,942                    192
ADDITIONAL PAID IN CAPITAL                                        4,818,940              4,670,033
OBLIGATION TO ISSUE SHARES                                          150,000                     --
SUBSCRIPTION RECEIVABLE                                                  --                   (125)
DEFICIT ACCUMULATED DURING EXPLORATION STAGE                     (5,359,055)            (4,932,900)
                                                               ------------           ------------
                                                                   (356,173)              (262,800)
                                                               ------------           ------------

                                                               $      3,156           $         --
                                                               ============           ============


   The accompanying notes are an integral part of these financial statements

                          Western Standard Energy Corp.
                         (An Exploration Stage Company)

                            STATEMENTS OF OPERATIONS

                                                                                                  Cumulative from
                                                                                                  October 16, 2003
                                                       Year ended             Year ended           (Inception) to
                                                       August 31,             August 31,             August 31,
                                                          2013                   2012                   2013
                                                      ------------           ------------           ------------
EXPENSES
  Advertising and promotion                           $         --           $         --           $     48,670
  Audit and accounting fees                                 68,538                 10,833                360,739
  Depreciation                                                  --                     --                 12,280
  Consulting fees and expenses                             127,625                 82,723                228,264
  Corporate finance fee                                     47,250                     --                 47,250
  Due diligence fee                                         35,761                     --                 35,761
  Foreign exchange loss                                      1,790                     --                 25,576
  Gain on disposal of oil and gas properties                    --                     --                 (5,810)
  Gain on settlement of debt                                    --                     --               (104,992)
  Interest expense                                          10,979                 17,205                 83,548
  Interest income                                               --                     --                 (3,716)
  Investor communications and transfer agent                13,689                 10,085                526,567
  Legal fees                                                22,456                    952                258,105
  Office and general administration                         43,983                     --                240,405
  Product development                                           --                     --                876,451
  Salaries and management fees                                  --                     --              1,283,083
  Stock-based compensation                                      --                     --                104,366
  Travel and entertainment                                  14,084                     --                207,891
  Web and graphic design                                        --                     --                129,716
  Write-down of assets and liabilities, net                     --                     --                (34,650)
  Write-down of oil and gas property                            --                     --              1,000,551
                                                      ------------           ------------           ------------
                                                           386,155                121,798              5,319,055
                                                      ------------           ------------           ------------
OTHER ITEMS
  Loss on extinguishment of debt                            40,000                     --                 40,000
                                                      ------------           ------------           ------------

 NET LOSS                                             $   (426,155)          $   (121,798)          $ (5,359,055)
                                                      ============           ============           ============

LOSS PER SHARE - BASIC AND DILUTED                    $      (0.02)          $      (0.63)
                                                      ============           ============
WEIGHTED AVERAGE NUMBER OF COMMON STOCK
 OUTSTANDING - BASIC AND DILUTED                        27,172,296                192,136
                                                      ============           ============


   The accompanying notes are an integral part of these financial statements

                          Western Standard Energy Corp.
                         (An Exploration Stage Company)

                            STATEMENTS OF CASH FLOWS

                                                                                                    Cumulative from
                                                                                                    October 16, 2003
                                                         Year ended             Year ended           (Inception) to
                                                         August 31,             August 31,             August 31,
                                                            2013                   2012                   2013
                                                        ------------           ------------           ------------
CASH FLOW FROM OPERATING ACTIVITIES
  Net loss                                              $   (426,155)          $   (121,798)          $ (5,359,055)
  Non-cash items included in net loss
   Impairment of oil and gas properties                           --                     --                960,551
   Gain on disposal of oil and gas properties                     --                     --                 (5,809)
   Interest                                                   10,979                 17,205                 34,080
   Write-down of accounts payable                                 --                     --                 30,374
   Write-down of assets                                           --                     --                 (4,276)
   Write-down of oil and gas properties                           --                     --                 40,000
   Depreciation                                                   --                     --                 12,280
   Gain on settlement of debt                                     --                     --               (104,992)
   Stock issued for service                                       --                     --                104,366
   Loss on extinguishment of debt                             40,000                     --                 40,000
  Changes in non-cash working capital
   Receivables                                                    --                     --                 (1,070)
   Prepaid expenses                                           (3,156)                    --                 28,494
   Accounts payable and accrued liabilities                   70,794                104,593                198,141
                                                        ------------           ------------           ------------
NET CASH USED IN OPERATING ACTIVITIES                       (307,538)                    --             (4,026,916)
                                                        ------------           ------------           ------------
INVESTING ACTIVITIES
  Purchase of equipment                                           --                     --                (20,287)
  Expenditures on oil and gas properties                          --                     --               (703,242)
  Proceeds on sale of oil and gas properties                      --                     --                 38,500
                                                        ------------           ------------           ------------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES               --                     --               (685,029)
                                                        ------------           ------------           ------------
FINANCING ACTIVITIES
  Bank indebtedness                                               76                     --                     76
  Due to related parties                                          --                     --              1,307,771
  Note payable                                               150,000                     --                210,000
  Issuance of common shares for cash                         158,462                     --              2,843,462
  Convertible debt                                            (1,000)                    --                 (1,000)
  Net cash acquired on recapitalization                           --                     --                351,636
                                                        ------------           ------------           ------------
NET CASH FROM FINANCING ACTIVITIES                           307,538                     --              4,711,945
                                                        ------------           ------------           ------------

CHANGE IN CASH                                                    --                     --                     --
Cash, beginning                                                   --                     --                     --
                                                        ------------           ------------           ------------
CASH, ENDING                                            $         --           $         --           $         --
                                                        ============           ============           ============
SUPPLEMENTARY INFORMATION CASH PAID FOR:
  Interest                                              $         --           $         --           $     34,382
  Income tax                                            $         --           $         --           $         --
                                                        ============           ============           ============
NON-CASH FINANCING AND INVESTING ACTIVITIES
  Forgiveness of debt                                   $         --           $         --           $     24,000
  Loans settled with oil and gas property interest      $         --           $         --           $    214,138
  Loans converted to common shares                      $         --           $         --           $    879,842
  Oil and gas property purchased for common shares      $         --           $         --           $    450,000
                                                        ============           ============           ============

   The accompanying notes are an integral part of these financial statements

                          Western Standard Energy Corp.
                         (An Exploration Stage Company)

                       STATEMENTS OF STOCKHOLDERS' DEFICIT
             FOR THE PERIOD FROM OCTOBER 16, 2003 TO AUGUST 31, 2013

                                        Common stock        Additional   Obligation                                 Total
                                      ----------------       paid in      to Issue   Subscription  Accumulated   Stockholders'
                                      Shares     Amount      capital       Shares     Receivable     Deficit       Deficit
                                      ------     ------      -------       ------     ----------     -------       -------
BALANCE - OCTOBER 16, 2003
(DATE OF INCEPTION)                        --    $    --   $       --    $      --      $   --     $        --   $        --
Issuance of stock at $0.001
 per share                                  2         --           --           --          --              --            --
Net loss                                   --         --           --           --          --        (150,261)     (150,261)
                                   ----------    -------   ----------    ---------      ------     -----------   -----------
BALANCE - AUGUST 31, 2004                   2         --           --           --          --        (150,261)     (150,261)
Issuance of stock for services
 at $0.001 per share                   27,000         27       17,973           --          --              --        18,000
Issuance of stock for services
 at $0.001 per share                      562          1          374           --          --              --           375
Net loss                                   --         --           --           --          --        (491,574)     (491,574)
                                   ----------    -------   ----------    ---------      ------     -----------   -----------
BALANCE AUGUST 31, 2005                27,564         28       18,348           --          --        (641,835)     (623,460)
Issuance of stock for services
 at $0.001 per share                    4,500          4        2,996           --          --              --         3,000
Issuance of stock for loan
 conversions at $0.0335 per
 share                                  2,812          3       94,307           --          --              --        94,310
Issuance of stock for loan
 conversions at $0.0676 per
 share                                 11,625         12      785,520           --          --              --       785,532
Net loss                                   --         --           --           --          --        (336,776)     (336,776)
                                   ----------    -------   ----------    ---------      ------     -----------   -----------
BALANCE AUGUST 2006                    46,501         47      901,171           --          --        (978,611)      (77,394)
Cancellation of shares returned
 to treasury at $0.001 per share       (1,387)        (1)        (924)          --          --              --          (925)
Issuance of stock for cash at
 $0.0005 per share                     93,750         93       49,907           --          --              --        50,000
Issuance of stock under private
 placement for cash at $0.333 per
 share                                    600          1      199,999           --          --              --       200,000
Issuance of stock under private
 placement for cash at $0.667 per
 share                                    862          1      574,999           --          --              --       575,000
Cancellation of shares                (54,862)       (55)          54           --          --              --            --
Recapitaliztion adjustment                 --         --     (305,127)          --          --              --      (305,127)
Issuance of stock under private
 placement for cash at $0.667 per
 share                                    450         --      300,000           --          --              --       300,000
Issuance of stock uinder private
 placement for cash at $0.379 per
 share                                    528          1      199,999           --          --              --       200,000
Issuance of stock under private
 placement for cash at $0.238 per
 share                                    419         --      100,000           --          --              --       100,000
Issuance of stock for assignment
 of farmout agreement at $0.30 per
 share                                  1,500          1      449,999           --          --              --       450,000
Net loss                                   --         --           --           --          --      (1,163,678)   (1,163,678)
                                   ----------    -------   ----------    ---------      ------     -----------   -----------
BALANCE AUGUST 31, 2007                88,361         88    2,470,077           --          --      (2,142,289)      327,876
Issuance of stock under private
 placement for cash of $0.26 per
 share                                    576          1      149,999           --          --              --       150,000
Cancellation of stock                  (3,234)        (3)           3           --          --              --            --
Issuance of stock under private
 placement for cash of $0.40 per
 share                                  1,600          2      639,998           --          --              --       640,000
Issuance of stock under private
 placement for cash of $0.50 per
 share                                  1,500          1      749,999           --          --              --       750,000
Issuance of stock under private
 placement for cash of $0.30 per
 share                                    833          1      249,999           --          --              --       250,000
Issuance of stock under private
 placement for cash of $0.25 per
 share                                    400         --      100,000           --          --              --       100,000
Obligation to issue shares                 --         --           --       45,083          --              --        45,083
Net loss                                   --         --           --           --          --      (1,133,589)   (1,133,589)
                                   ----------    -------   ----------    ---------      ------     -----------   -----------
BALANCE AUGUST 31, 2008                90,036         90    4,360,075       45,083          --      (3,275,878)    1,129,370
Issuance of stock under private
 placement for cash of $0.15 per
 share                                  1,000          1      149,999           --          --              --       150,000
Issuance of stock under private
 placement for cash of $0.05 per
 share                                    600          1       29,999           --          --              --        30,000
Issuance of stock under private
 placement for cash of $0.03 per
 share                                    500         --       15,000           --          --              --        15,000
Obligation to issue shares                 --         --           --       62,984          --              --        62,984
Net Loss                                   --         --           --           --          --      (1,437,460)   (1,437,460)
                                   ----------    -------   ----------    ---------      ------     -----------   -----------
BALANCE AUGUST 31, 2009                92,136         92    4,555,073      108,067          --      (4,713,338)      (50,106)
Obligation to issue shares-debt
 settled                                   --         --           --     (108,067)         --              --      (108,067)
Settlement of related party debt           --         --      117,542           --          --              --       117,542
Sale of UK Subsidiary                      --         --       (2,607)          --          --              --        (2,607)
                                      100,000        100           25           --        (125)             --            --
Net Loss                                   --         --           --           --          --         (62,801)      (62,801)
                                   ----------    -------   ----------    ---------      ------     -----------   -----------
BALANCE AUGUST 31, 2010               192,136        192    4,670,033           --        (125)     (4,776,139)     (106,039)
Net Loss                                   --         --           --           --          --         (34,963)      (34,963)
                                   ----------    -------   ----------    ---------      ------     -----------   -----------
BALANCE AUGUST 31, 2011               192,136        192    4,670,033           --        (125)     (4,811,102)     (141,002)

Net Loss                                   --         --           --           --          --        (121,798)     (121,798)
                                   ----------    -------   ----------    ---------      ------     -----------   -----------
BALANCE AUGUST 31, 2012               192,136        192    4,670,033           --        (125)     (4,932,900)     (262,800)
Issuance of stock under private
 placement for cash of $0.00125
 per share                         30,769,857     30,770        7,692           --          --              --        38,462
Issuance of stock under private
 placement for cash of $0.25
 per share                            480,000        480      119,520           --          --              --       120,000
Issuance of stock under debt
 conversion                         2,500,000      2,500          625           --          --              --         3,125
Share subscription cancelled               --         --         (125)          --         125              --            --
Equity portion of convertible
 debt                                      --         --       21,195           --          --              --        21,195
Obligation to issue shares                 --         --           --      150,000          --              --       150,000
Net Loss                                   --         --           --           --          --        (426,155)     (426,155)
                                   ----------    -------   ----------    ---------      ------     -----------   -----------
BALANCE AUGUST 31, 2013            33,941,993    $33,942   $4,818,940    $ 150,000      $   --     $(5,359,055)  $  (356,173)
                                   ==========    =======   ==========    =========      ======     ===========   ===========

   The accompanying notes are an integral part of these financial statements

                          Western Standard Energy Corp.
                         (An Exploration Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                 August 31, 2013


1. NATURE OF BUSINESS AND CONTINUANCE OF OPERATIONS

Western Standard Energy Corp. (the "Company") was incorporated on February 2, 2005 under the laws of the State of Nevada.

GOING CONCERN

These financial statements have been prepared in accordance with United States generally accepted accounting principles (" US GAAP"), on a going concern basis, which contemplated the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at August 31, 2013, the Company was in the exploration stage; has incurred a net loss of $426,155 for the year ended August 31, 2013 [2012 - $121,798] and at August 31, 2013 had a deficit accumulated of $5,359,055 [2012 - $4,932,900]. The Company has no revenue and has an accumulated deficit and negative working capital of $356,173 as at August 31, 2013. Further losses are anticipated in the development of its business and there can be no assurance that the Company will be able to achieve or maintain profitability. The continuing operations of the Company and the recoverability of the carrying value of its assets depends upon the ability of the Company to obtain necessary financing to fund its on-going working capital requirements and exploration activities, and upon future profitable operations. The accompanying financial statements do not include any adjustments related to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty. There is no assurance that equity or debt capital will be available as necessary to meet the Company's capital requirements or, if the capital is available, that it will be on terms acceptable to the Company. The issuances of additional equity securities by the Company may result in significant dilution in the equity interests of its current shareholders. Obtaining commercial loans, assuming those loans would be available, will increase the Company's liabilities and future cash commitments. If the Company is unable to obtain financing in the amounts and on terms deemed acceptable, the business and future success may be adversely affected.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The financial statements of the Company have been prepared in accordance with US GAAP and are presented in US dollars. The Company is an exploration state company and has not realized any revenues to date.

USE OF ESTIMATES AND ASSUMPTIONS

The preparation of financial statements in conformity with US GAAP required management to make estimated and assumption that affect the report amounts of assets and liabilities and disclosure of contingent assets and liability at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis from making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company's estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

FINANCIAL INSTRUMENTS

The fair value of the Company's financial instruments, consisting of bank indebtedness, accounts payable, convertible debentures and notes payable are estimated to be equal to their carrying value. It is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

FOREIGN CURRENCY TRANSLATION

Foreign denominated monetary assets and liabilities are translated into their United States dollar equivalents using foreign exchange rates which prevailed at the balance sheet date. Expenses are translated at average rates of exchange during the period. Related translation adjustments are reported as a separate component of stockholders' deficit, whereas gains or losses resulting from foreign currency transactions are included in results of operations.

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

3. NOTE PAYABLE

On December 22, 2009, the Company entered into a loan agreement with an individual and a corporation (collectively "the Lenders") whereby the Company agreed to issue a note payable in exchange for proceeds of $60,000. The note bears interest at 11% per annum, secured by the assets of the Company and is payable on demand. Between January 1, 2010 and August 31, 2012, the Lenders paid for $157,791 in expenses on behalf of the Company. This amount has the same terms as the note payable and has been included in accounts payable as at August 31, 2012. At August 31, 2012, the Company owed $217,791 to the Lenders and $35,334 in accrued interest. During the year ended August 31, 2013, the Company converted the $3,125 of the debt owing to the Lenders to 2,500,000 shares of the Company (Note 5). The remaining debt was converted into a convertible debenture (Note 4).

4. CONVERTIBLE DEBENTURE

On October 29, 2012, the Company issued to the Lenders a convertible debenture (the "Debenture") of $250,000 (Note 3). The Debenture is convertible, only upon default, into shares of the Company's common stock equal in number to 50% of the total issued and outstanding common stock of the Company at the time of conversion. The Company has also agreed to register the shares that may be convertible under the Debenture. The Debenture matures on the earlier of April 1, 2013 or the 90th day following the Company's receipt of Securities Exchange Commission ("SEC") approval of the Registration statement. The Debenture is unsecured and does not bear interest.

On May 22, 2013, the Company entered into a securities purchase agreement with the Lenders. Under this agreement, the Debenture was cancelled and a new convertible debenture (the "New Debenture") in the amount of CDN$140,000 was issued to the Lenders. The New Debenture is also convertible, only upon default, into shares of the Company's common stock equal in number to 50% of the total issued and outstanding Common Stock of the Company at the time of conversion. The New Debenture is unsecured and matures on May 15, 2014. The Company also has to deliver 600,000 common shares of the Company to the Lenders by May 15, 2014. As at August 31, 2013, the Company has not yet issued the shares to the Lenders. As a result of this transaction, the Company has recorded a loss on the extinguishment of debt of $40,000. The fair value of the New Debenture as at August 31, 2013 is $128,289 using the effective interest rate of 11%.

5. COMMON STOCK

Authorized: 200,000,000 common shares.

On April 14, 2010, the Company adopted a stock option plan allowing the Company's directors to grant up to 5,000,000 stock options pursuant to the terms and conditions of the stock option plan. As at August 31, 2013 no options have been granted.

On November 12, 2012, the Company issued 30,769,857 shares of common stock at $0.00125 per share for gross proceeds of $38,462.

On November 27, 2012, the Company issued 480,000 common shares at $0.25 per share for gross proceeds of $120,000.

On November 12, 2012, the Company issued 2,500,000 shares of common stock in exchange for the conversion of $3,125 of debt (Note 3).

6. RELATED PARTY TRANSACTIONS

During the year ended August 31, 2013, the Company incurred $87,000 (August 31, 2012 - $Nil) in consulting fees to a relative of the President of the Company. The Company is committed to paying its President consulting fees of $5,000 per month until September 30, 2014. As at August 31, 2013, $22,500 (2012 - $Nil) owing to the related party is included in accounts payable. The amount is unsecured, non-interest bearing and due on demand.

During the year ended August 31, 2013, the Company incurred $55,000 (August 31, 2012 - $Nil) in accounting fees to an officer of the Company. The Company is committed to paying the related party consulting fees of $5,000 per month until September 30, 2014. As at August 31, 2013, $41,096 (2011 - $Nil) owing to the related party is included in accounts payable. The amount is unsecured, non-interest bearing and due on demand.

During the year ended August 31, 2013, the Company issued $75,000 and $75,000 in notes payable to a relative of the President of the Company and to an officer of the Company, respectively. The notes are non-interest bearing, unsecured and due on demand.

6. INCOME TAXES

As at August 31, 2013, the Company had accumulated non-capital loss carry-forwards of approximately $4,506,000. These losses are available to reduce taxable income in future taxation years and begin to expire in 2025 after a carry-forward period of 20 years. The Company is required to compute the deferred tax benefits from non-capital loss carrying-forwards. However, due to the uncertainty of realization of these loss carry-forwards, a full valuation allowance has been provided against this deferred tax asset.

At August 31, 2013 and 2012, the components of the deferred tax asset, the statutory tax rate, the effective tax rate and the elected amount of the valuation allowance are shown below:

                                            August 31,              August 31,
                                               2013                    2012
                                           ------------            ------------
Non-capital tax loss carry forwards        $  4,505,717            $  4,159,561
Statutory tax rate                                   35%                     35%
Effective tax rate                                   --                      --
Deferred tax asset                            1,577,001               1,455,846
Less: valuation allowance                    (1,577,001)             (1,455,846)
                                           ------------            ------------
NET DEFERRED TAX ASSET                     $         --            $         --
                                           ============            ============

7. COMMITMENTS

The Company entered into a lease agreement on January 1, 2013 for a term of two years. Under the agreement, the Company is committed to rent payments of a minimum of $1,779 per month.

8. SUBSEQUENT EVENT

On November 28, 2013, the Company entered into an agreement to acquire an investment of 41% of Pro Eco Energy Ltd. ("Pro Eco") in exchange for 4,000,000 of the Company's common shares. Pro Eco is a private BC company in the business of providing energy efficient and environmentally friendly heating and cooling HVAC systems for commercial buildings.

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

Our Management, including our principal executive officer and principal financial officer, conducted an evaluation of the design and operation of our internal control over financial reporting as of August 31, 2013 based on the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management's authorization and recorded properly to permit the preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States. Our management has concluded that, as of August 31, 2013, our internal control over financial reporting is effective. Our management reviewed the results of their assessment with our Board of Directors.

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

ITEM 9B. OTHER INFORMATION

Effective October 1, 2012, Steve Cook resigned as our President, Chief Executive Officer, Chief Financial Officer, Secretary and Director. As a result of the resignation, we appointed Dallas Gray as our new President, Chief Executive Officer, Chief Financial Officer, Secretary, and to the board of directors.

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

DIRECTORS AND OFFICERS

                                                                                 Date First Elected
   Name                     Position Held with our Company               Age        or Appointed
   ----                     ------------------------------               ---        ------------
Dallas Gray        President, Secretary, Treasurer and sole Director      47      October 1, 2012

SIGNIFICANT EMPLOYEES

   Name                     Position Held with our Company               Age       Date Appointed
   ----                     ------------------------------               ---       --------------

Dallas Gray             Chief Executive Officer                           47      October 1, 2012

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

DALLAS GRAY, DIRECTOR, PRESIDENT AND CHIEF EXECUTIVE OFFICER

Mr. Gray has been our President and CEO since October 1, 2012. Mr. Gray has over 20 years of experience in radio and communications industry.

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

A shareholder who wishes to recommend nominees to our board of directors may do so in writing to our President, Dallas Gray, 1912 Enterprise Way, Suite 302, Kelowna, BC V1V 9S9.

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

A shareholder who wishes to communicate with our board of directors may do so by directing a written request addressed to our President, Dallas Gray, 1912 Enterprise Way, Suite 302, Kelowna, BC, Canada V1V 9S9.

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION

The particulars of compensation paid to the following persons:

     (a)  our principal executive officer;
     (b) executive officers who were serving as executive officers at the end of the years ended August 31, 2013 and 2012; and

     (c) up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the most recently completed financial year, who we will collectively refer to as the named executive officers, for our year ended August 31, 2013, are set out in the following summary compensation table:

                                                                     Non-Equity      Nonqualified
 Name and                                                            Incentive         Deferred
 Principal                                    Stock       Option        Plan         Compensation     All Other
 Position       Year   Salary($)  Bonus($)   Awards($)   Awards($)  Compensation($)   Earnings($)   Compensation($)  Totals($)
 --------       ----   ---------  --------   ---------   ---------  ---------------   -----------   ---------------  ---------
Dallas Gray     2012     Nil        Nil         Nil         Nil           Nil             Nil             Nil           Nil
President,CEO
Secretary, Treasurer

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

DIRECTOR COMPENSATION POLICY

Directors of our Company may be paid for their expenses incurred in attending each meeting of the directors. In addition to expenses, directors may be paid a sum for attending each meeting of the directors or may receive a stated salary as director. No payment precludes any director from serving our company in any other capacity and being compensated for such service. During the year ended August 31, 2013, we did not pay any compensation or grant any stock options to our directors.

                   Fees                              Non-Equity      Nonqualified
                  Earned                             Incentive         Deferred
                 Paid in      Stock      Option        Plan          Compensation      All Other
    Name         Cash($)     Awards($)  Awards($)  Compensation($)    Earnings($)    Compensation($)   Total($)
    ----         -------     ---------  ---------  ---------------    -----------    ---------------   --------
Dallas Gray        Nil         Nil         Nil          Nil              Nil              Nil            Nil

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

As at August 31, 2013, we had not adopted any equity compensation plan and no stock, options, or other equity securities were awarded to our executive officers except as listed below.

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
Equity Compensation Plans               Nil                            Nil                               Nil
Approved by Security
Holders

Equity Compensation Plans Not           Nil                            Nil                               Nil
Approved by Security Holders

     Total                              Nil                            Nil                               Nil

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

Title of             Name and address of            Amount and nature of         Percent of
 class                 beneficial owner             beneficial ownership          class (2)
 -----                 ----------------             --------------------          ---------
common                       Nil                            Nil                      Nil
stock

SECURITY OWNERSHIP OF MANAGEMENT

Title of             Name and address of            Amount and nature of         Percent of
 class                 beneficial owner             beneficial ownership          class (2)
 -----                 ----------------             --------------------          ---------
common                    Dallas Gray              15,000,000 common shares         44.2%
stock

----------
2. Percentage of ownership is based on 33,941,993 common shares issued and outstanding as of December 2, 2013.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

AUDIT FEES

For the years ended August 31, 2013 and 2012, the aggregate fees billed by Dale Matheson Carr-Hilton Labonte LLP for professional services rendered for the quarterly reviews and annual audit of our consolidated financial statements included in our quarterly reports on Form 10Q and our annual report on Form 10-K were:

                                            Year Ended             Year Ended
                                          August 31, 2013        August 31, 2012
                                          ---------------        ---------------
Audit Fees and Audit Related Fees            $13,500                 $13,500
Income Tax Fees                              $ 2,000                 $ 2,000
All Other Fees                               $ 4,500                 $ 4,500
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

Dated: December 2, 2013