Form 10-Q
period 2013-11-30
Western Standard Energy Corp.
filed 2014-04-11
CIK 1343254

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                For the quarterly period ended November 30, 2013
                                       or

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 49,495,732 shares of common stock outstanding as at April 8, 2014.

                       DOCUMENTS INCORPORATED BY REFERENCE

Not Applicable

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS...............................................  3

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS..............................................  9

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK......... 12

ITEM 4T. CONTROLS AND PROCEDURES............................................ 12

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.................................................. 13

ITEM 1A. RISK FACTORS....................................................... 13

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS........ 16

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.................................... 16

ITEM 4.  MINE SAFETY DISCLOSURES............................................ 16

ITEM 5.  OTHER INFORMATION.................................................. 16

ITEM 6.  EXHIBITS........................................................... 17

SIGNATURES.................................................................. 20

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                          Western Standard Energy Corp.
                          (A Development Stage Company)

                                 BALANCE SHEETS

                                                                   November 30,            August 31,
                                                                       2013                   2013
                                                                   ------------           ------------
                                                                    (unaudited)
ASSETS

CURRENT ASSETS
  Cash                                                             $     31,281           $         --
  Prepaids                                                                3,156                  3,156
                                                                   ------------           ------------
                                                                         34,437                  3,156
                                                                   ------------           ------------
LONG TERM ASSETS
  Investment                                                            198,788                     --
                                                                   ------------           ------------

                                                                   $    233,225           $      3,156
                                                                   ============           ============

LIABILITIES

CURRENT LIABILITIES
  Bank indebtedness                                                $         --           $         76
  Accounts payable and accrued liabilities                              114,621                 80,964
  Notes payable                                                         208,000                150,000
  Convertible debenture                                                 124,392                128,289
                                                                   ------------           ------------
                                                                        447,013                359,329
                                                                   ------------           ------------
STOCKHOLDERS' DEFICIT
  COMMON STOCK
    Authorized:
     200,000,000 common shares with par value of $0.001
    Issued and outstanding:
     33,941,993 and 33,941,993 common shares respectively                33,942                 33,942
  ADDITIONAL PAID IN CAPITAL                                          4,818,940              4,818,940
  OBLIGATION TO ISSUE SHARES                                            348,788                150,000
  DEFICIT ACCUMULATED DURING EXPLORATION STAGE                       (5,415,458)            (5,359,055)
                                                                   ------------           ------------
                                                                       (213,788)              (356,173)
                                                                   ------------           ------------

                                                                   $    233,225           $      3,156
                                                                   ============           ============


   The accompanying notes are an integral part of these financial statements

                          Western Standard Energy Corp.
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                                                                  Cumulative from
                                                      Three months           Three months         October 16, 2003
                                                         ended                  ended             (Inception) to
                                                      November 30,           November 30,           November 30,
                                                          2013                   2012                   2013
                                                      ------------           ------------           ------------
EXPENSES
  Advertising and promotion                           $         --           $         --           $     48,670
  Audit and accounting fees                                 19,435                 11,075                380,174
  Depreciation                                                  --                     --                 12,280
  Consulting fees and expenses                              21,000                 55,000                249,264
  Corporate finance fee                                         --                 47,250                 47,250
  Due diligence                                                 --                     --                 35,761
  Foreign exchange loss                                      1,881                     --                 27,457
  Gain on disposal of oil and gas properties                    --                     --                 (5,810)
  Gain on settlement of debt                                    --                     --               (104,992)
  Interest expense                                           1,104                  2,060                 83,652
  Interest income                                               --                     --                 (3,716)
  Investor communications and transfer agent                    --                  3,186                526,567
  Legal fees                                                    --                 18,804                258,105
  Loss on settlement of debt                                    --                     --                 40,000
  Office and general administration                         11,983                 17,907                252,388
  Product development                                           --                     --                876,451
  Salaries and management fees                                  --                     --              1,283,083
  Stock-based compensation                                      --                     --                104,366
  Travel and entertainment                                   1,000                     --                208,891
  Web and graphic design                                        --                     --                129,716
  Write-down of assets                                          --                     --                (34,650)
  Write-down of oil and gas property                            --                     --              1,000,551
                                                      ------------           ------------           ------------
                                                            56,403                155,282              5,415,458
                                                      ------------           ------------           ------------

NET LOSS                                              $    (56,403)          $   (155,282)          $ (5,415,458)
                                                      ============           ============           ============

LOSS PER SHARE - BASIC AND DILUTED                    $      (0.00)          $      (0.02)
                                                      ============           ============
WEIGHTED AVERAGE NUMBER OF COMMON STOCK
 OUTSTANDING - BASIC AND DILUTED                        33,941,993              6,717,108
                                                      ============           ============


   The accompanying notes are an integral part of these financial statements

                          Western Standard Energy Corp.
                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                                       Cumulative from
                                                           Three months           Three months         October 16, 2003
                                                              ended                  ended             (Inception) to
                                                           November 30,           November 30,           November 30,
                                                               2013                   2012                   2013
                                                           ------------           ------------           ------------
CASH FLOW FROM OPERATING ACTIVITIES
  Net loss                                                 $    (56,403)          $   (155,282)          $ (5,415,458)
  Non-cash items included in net loss:
    Interest expense                                              1,103                  2,061                 35,183
    Impairment of oil and gas properties                             --                     --                960,551
    Gain on disposal of oil and gas properties                       --                     --                 (5,809)
    Write-down of accounts payable                                   --                     --                 30,374
    Write-down of assets                                             --                     --                 (4,276)
    Write-down of oil and gas properties                             --                     --                 40,000
    Depreciation                                                     --                     --                 12,280
    Gain on settlement of debt                                       --                     --               (104,992)
    Stock issued for service                                         --                     --                104,366
    Loss on settlement of debt                                       --                     --                 40,000
  Changes in non-cash working capital
    Receivables                                                      --                     --                 (1,070)
    Prepaid expenses                                                 --                 (6,311)                28,494
    Accounts payable and accrued liabilities                     33,657                 31,493                231,798
                                                           ------------           ------------           ------------
NET CASH USED IN OPERATING ACTIVITIES                           (21,643)              (128,039)            (4,048,559)
                                                           ------------           ------------           ------------
INVESTING ACTIVITIES
  Purchase of equipment                                              --                     --                (20,287)
  Expenditures on oil and gas properties                             --                     --               (703,242)
  Proceeds on sale of oil and gas properties                         --                     --                 38,500
                                                           ------------           ------------           ------------
NET CASH USED IN INVESTING ACTIVITIES                                --                     --               (685,029)
                                                           ------------           ------------           ------------
FINANCING ACTIVITIES
  Advances from related parties                                      --                     --              1,307,771
  Notes payable                                                  58,000                     --                268,000
  Issuance of common shares for cash                                 --                158,307              2,843,462
  Convertible debt                                               (5,000)                    --                 (6,000)
  Net cash acquired on recapitalization                              --                     --                351,636
                                                           ------------           ------------           ------------
NET CASH FROM FINANCING ACTIVITIES                               53,000                158,307              4,764,869
                                                           ------------           ------------           ------------

INCREASE IN CASH                                                 31,357                 36,518                 31,281
Cash, beginning                                                     (76)                    --                     --
                                                           ------------           ------------           ------------
CASH, ENDING                                               $     31,281           $     36,518           $     31,281
                                                           ============           ============           ============
SUPPLEMENTARY INFORMATION
CASH PAID FOR:
  Interest                                                 $         --           $         --           $     34,382
  Income tax                                               $         --           $         --           $         --
                                                           ============           ============           ============
NON-CASH FINANCING AND INVESTING ACTIVITIES
  Forgiveness of debt                                      $         --           $         --           $     24,000
  Loans settled with oil and gas property interest         $         --           $         --           $    214,138
  Loans converted to common shares                         $         --           $         --           $    879,842
  Oil and gas property purchased for common shares         $         --           $         --           $    450,000
                                                           ============           ============           ============


   The accompanying notes are an integral part of these financial statements

                          Western Standard Energy Corp.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                November 30, 2013


1. BASIS OF PRESENTATION

The following interim unaudited financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly these financial statements do not include all of the disclosures required by generally accepted accounting principles for complete financial statements. These interim unaudited financial statements should be read in conjunction with the Company's audited financial statements for the year ended August 31, 2013. In the opinion of management, the interim unaudited financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results of the interim period presented. Operating results for the three month period ended November 30, 2013 are not necessarily indicative of the results that may be expected for the year ending August 31, 2014.

On November  29,  2013,  the Company  acquired an  investment  of 41% of Pro Eco
Energy Ltd. ("Pro Eco") in exchange for 4,000,000 of the Company's common shares. Pro Eco is a private company located in Summerland, B.C, Canada in the business of providing energy efficient and environmentally friendly heating, ventilation and air conditioning ("HVAC") systems for commercial buildings.

2. RECENT ACCOUNTING PRONOUNCEMENTS

Recent pronouncements with future effective dates are either not applicable or are not expected to be significant to the financial statement of the Company.

3. CONVERTIBLE DEBENTURE

On December 22, 2009, the Company entered into a loan agreement with an individual and a corporation (collectively "the Lenders") whereby the Company agreed to issue a note payable in exchange for proceeds of $60,000. The note bears interest at 11% per annum, secured by the assets of the Company and is payable on demand. Between January 1, 2010 and August 31, 2012, the Lenders paid for $157,791 in expenses on behalf of the Company. This amount had the same terms as the note payable. During the year ended August 31, 2013, the Company converted the $3,125 of the debt owing to the Lenders to 2,500,000 shares of the Company.

On October 29, 2012, the remaining debt of $250,000 was converted into a convertible debenture (the "Debenture"). The Debenture is convertible, only upon default, into shares of the Company's common stock equal in number to 50% of the total issued and outstanding common stock of the Company at the time of conversion. The Company has also agreed to register the shares that may be convertible under the Debenture. The Debenture matured on the earlier of April 1, 2013 or the 90th day following the Company's receipt of Securities Exchange Commission ("SEC") approval of the Registration statement. The Debenture is unsecured and does not bear interest.

On May 22, 2013, the Company entered into a securities purchase agreement with the Lenders. Under this agreement, the Debenture was cancelled and a new convertible debenture (the "New Debenture") in the amount of CDN$140,000 was issued to the Lenders. The New Debenture is also convertible, only upon default, into shares of the Company's common stock equal in number to 50% of the total issued and outstanding Common Stock of the Company at the time of conversion. The New Debenture is unsecured and matures on May 15, 2014. The Company also has to deliver 600,000 common shares of the Company to the Lenders by May 15, 2014. As at November 30, 2013, the Company has not yet issued the shares to the Lenders. The fair value of the New Debenture as at November 30, 2013 is $124,392 using the effective interest rate of 11%.

4. COMMON STOCK

Authorized: 200,000,000 common shares.

On April 14, 2010, the Company adopted a stock option plan allowing the Company's directors to grant up to 5,000,000 stock options pursuant to the terms and conditions of the stock option plan. As at November 30, 2013 no options have been granted.

On November 12, 2012, the Company issued 30,769,857 shares of common stock at $0.00125 per share for gross proceeds of $38,462.

On November 27, 2012, the Company issued 480,000 common shares at $0.25 per share for gross proceeds of $120,000.

On November 12, 2012, the Company issued 2,500,000 shares of common stock in exchange for the conversion of $3,125 of debt (Note 3).

On November 29, 2013, the Company acquired an investment of 41% of Pro Eco in exchange for 4,000,000 of the Company's common shares. As at November 30, 2013, the shares have not yet been issued and the fair value of the shares of $198,788 has been recorded as an obligation to issue shares (Note 7).

5. RELATED PARTY TRANSACTIONS

During the three months ended November 30, 2013, the Company incurred $15,000 (November 30, 2012 - $40,000) in consulting fees to a relative of the President of the Company. As at November 30, 2013, $37,500 (2012 - $25,000) owing to the related party is included in accounts payable. The amount is unsecured, non-interest bearing and due on demand.

During the three months ended November 30, 2013, the Company incurred $15,000 (November 30, 2012 - $Nil) in accounting fees to an officer of the Company. As at November 30, 2013, $63,317 (2012 - $Nil) owing to the related party is included in accounts payable. The amount is unsecured, non-interest bearing and due on demand.

As at November  30,  2013,  in $163,000  (2012 - $125,000)  and $45,000  (2012 -
$25,000) in notes payable were owing to a relative of the President of the Company and to an officer of the Company, respectively. The notes are non-interest bearing, unsecured and due on demand.

6. COMMITMENTS

The Company entered into a lease agreement on January 1, 2013 for a term of two years. Under the agreement, the Company is committed to rent payments of a minimum of $1,779 per month.

7. SUBSEQUENT EVENTS

On December 1, 2013, the Company entered into a services agreement with the President of the Company. Under the agreement, the President will serve as President and director for consideration of $500 per month. The Company also issued 2,000,000 shares of the Company's common stock to the President under the agreement. The agreement will continue indefinitely unless terminated by either party on an earlier date.

On December 1, 2013, the Company entered into a consulting agreement with an officer of the Company. Under the agreement, the officer will provide consulting services for consideration of $8,000 per month. The Company also issued 1,000,000 shares of the Company's common stock to the officer under the agreement. The agreement will cease on November 30, 2016 unless terminated by either party on an earlier date.

On December 1, 2013, the Company entered into a consulting agreement with a relative of the President of the Company. Under the agreement, the President will provide consulting services for consideration of $8,000 per month. The Company also issued 1,000,000 shares of the Company's common stock to the related party under the agreement. The agreement will cease on November 30, 2016 unless terminated by either party on an earlier date.

On December 2, 2013, the Company entered into an agreement to acquire an additional 8.25% interest in Pro Eco in exchange for the following payments:

     *    $10,000 due on December 2, 2013 (paid);
     *    $10,000 due December 31, 2013 (unpaid);
     *    $10,000 due January 31, 2014 (unpaid); and
     * $10,000 due February 28, 2014. On December 4, 2013, the Company issued the 4,000,000 shares for the acquisition of 41% of Pro Eco (Note 4).

On December 9, 2013, the Company issued 3,016,666 shares at $0.025 per share for gross proceeds of $75,417.

On January 22, 2014, the Company issued 1,285,000 shares at $0.01 per share for gross proceeds of $12,850.

On February 20, 2014, the Company entered into an agreement with the shareholders of Dominovas Energy LLC ("Dominovas") an energy solutions company and developer of utility sized fuel cell systems to acquire all the outstanding shares of Dominovas. In consideration, the Company issued 45,000,000 common shares to the shareholders of Dominovas.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this interim report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include those discussed below and elsewhere in this interim report on Form 10-Q.

Our interim financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Since we are exploration development stage company, there is no assurance that a commercially viable business will be identified in the near term.

Our plan of operation is to seek for opportunities in the green and renewable energy industry.

LIQUIDITY

ANTICIPATED CASH REQUIREMENTS

For the 3 months ended November 30, 2013, we recorded a net operating loss of $56,403 and have an accumulated deficit of $5,415,458 since inception. As at November 30, 2013, we had cash of $31,281. We do not have sufficient funds for working capital and will need to obtain further financing.

Our financial condition as at November 30, 2013 and 2012 and the results of operations and cash flows for the three months then ended are summarized as follows:

WORKING CAPITAL

Our working capital position as at November 30, 2013 compared to November 30, 2012 and the cash flows for the three months then ended are summarized below:

                                                     3 months Ended November 30,
                                                         2013           2012
                                                      ----------     ----------
Current Assets                                        $  34,437      $  42,829
Current Liabilities                                    (447,013)      (288,633)
Working Capital (Deficiency)                          $(412,576)     $(245,804)

The increase in our working capital deficiency was primarily due to an increase for auditing fees, consulting fees, legal fees, and general and administration costs.

CASH FLOWS

                                                     3 months Ended November 30,
                                                         2013           2012
                                                      ----------     ----------
Net cash used in Operating Activities                 $  (21,643)    $ (128,789)
Net cash used in Investing Activities                 $       --     $       --
Net cash provided by Financing Activities             $   53,000     $  158,307
Increase in Cash during the Period                    $   31,357     $   36,518
Cash, Beginning of Period                             $     (76)     $       --
Cash, End of Period                                   $   31,281     $   36,518

RESULTS OF OPERATIONS

The following is a summary of our results of operations for the three months ended November 30, 2013 and 2012:

                                                     3 months Ended November 30,
                                                         2013           2012
                                                      ----------     ----------
Revenue                                               $      Nil     $      Nil
                                                      ----------     ----------
Expenses
  Audit and accounting fees                               19,435         11,075
  Consulting fees and expenses                            21,000         55,000
  Interest expense                                         1,104          2,061
  General and office administration                       11,983         65,155
  Legal fees                                                  --         18,804
  Investor relations, transfer agent and media             1,881          3,187
  Travel and entertainment                                 1,000             --
                                                      ----------     ----------
Total expenses                                            56,403        155,282
                                                      ----------     ----------
Net Loss                                              $  (56,403)    $ (155,282)
                                                      ==========     ==========

REVENUE

We have not earned any revenues since our inception and we do not anticipate earning revenues until such time as we acquire revenue producing assets.

EXPENSES

Our operating expenses for the three months ended November 30, 2013 compared to the same period in 2012 decreased by the net amount of $98,879 primarily due to reduced audit and accounting fees, consulting fees, legal fees and general and administration costs.

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

FINANCIAL INSTRUMENTS

The Company's financial instruments consist of cash, accounts payable, notes payable and convertible debentures. It is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of these financial instruments approximates their carrying values due to the relatively short maturity of these instruments.

FOREIGN CURRENCY TRANSLATION

The functional and reporting currency of the Company is the United States dollar.. Monetary assets and liabilities denominated in foreign currencies are translated into United States Dollars at the period-end exchange rates. Non-monetary assets and liabilities are translated at the historical rates in effect when the assets were acquired or obligations incurred. Transactions occurring during the period are translated at rates in effect at the time of the transaction. The resulting foreign exchange gains and losses are included in operations.

INCOME TAXES

Deferred tax assets and liabilities are recorded for temporary differences between the tax basis of assets and liabilities, and the reported amounts in the consolidated financial statements using the statutory tax rates in effect for the year when the reported amount of the asset or liability is recovered or settled, respectively. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets to the amount that is more likely than not to be realized. For each tax position taken or expected to be taken in a tax return, the Company determine whether it is more likely than not that the position will be sustained upon examination based on the technical merits of the position, including resolution of any related appeals or litigation. A tax position that meets the more likely than not recognition threshold is measured to determine the amount of benefit to recognize. The tax position is measured at the largest amount of benefit that is greater than 50% likely of being realized upon settlement.

LOSS PER SHARE

The Company computes net loss per share of both basic and diluted loss per share ("LPS") on the face of the statement of operations. Basic LPS is computed by dividing the net loss available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted LPS gives effect to all potentially dilutive common shares outstanding during the period, including convertible debt, stock options and warrants, using the treasury stock method. The computation of diluted LPS does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect on LPS.

STOCK-BASED COMPENSATION

The Company has adopted the fair value recognition policy, whereby compensation expense is recognized for all share-based payments based on the fair value at monthly vesting dates, estimated in accordance with the provisions of SFAS 123R.

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

On April 14, 2010, our shareholders approved our 2010 Equity Compensation Plan. Under the 2010 Plan, options may be granted to our directors, officers, employees and consultants as determined by our board of directors. Pursuant to the 2010 Plan, we reserved for issuance up to 5,000,000 shares of our outstanding common stock under the 2010 plan. However no options have been granted as at November 30, 2013 and therefore no stock-based compensation has been recorded to date for stock options.

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

WE HAVE HAD A HISTORY OF LOSSES AND NO REVENUE, WHICH RAISE SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

Since inception, we have incurred aggregate net losses of $5,415,458 from operations. We can offer no assurance that we will ever operate profitably or that we will generate positive cash flow in the future. To date, we have not generated any revenues from our operations. Our history of losses and no revenues raise substantial doubt about our ability to continue as a going concern. We will not be able to generate significant revenues in the future. As a result, our management expects the business to continue to experience negative cash flow for the foreseeable future and cannot predict when, if ever, our business might become profitable. We will need to raise additional funds, and such funds may not be available on commercially acceptable terms, if at all. If we are unable to raise funds on acceptable terms, we may not be able to execute our business plan, take advantage of future opportunities, or respond to competitive pressures or unanticipated requirements. This may seriously harm our business, financial condition and results of operations.

The current ongoing global economic crisis could lead to an extended recession in the U.S. and around the world. An extended slowdown in economic activity caused by a recession would reduce national and worldwide demand for oil and natural gas and result in lower commodity prices for long periods of time. At November 30, 2013, we have no revenue producing assets, which is having a material adverse impact on our business, financial condition and results of operations which puts our investors at risk.

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

Effective December 2, 2013, we appointed Darren Jacklin to the Board of
Directors.

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

                                    Dated: April 8, 2014