Form 10-Q
period 2014-02-28
Dominovas Energy Corp
filed 2014-07-09
CIK 1343254

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                For the quarterly period ended February 28, 2014
                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

             For the transition period from __________ to __________

                        Commission File Number: 000-51736


                          DOMINOVAS ENERGY CORPORATION
             (Exact name of registrant as specified in its charter)

             Nevada                                              20-5854735
  (State or other jurisdiction                                (I.R.S. Employer
of incorporation or organization)                            Identification No.)

 1395 Chattahoochee Avenue, Atlanta, GA                            30318
(Address of principal executive offices)                         (Zip Code)

                               Tel: (800) 679-1249
              (Registrant's telephone number, including area code)

         (former address-302, 1912 Enterprise Way, Kelowna, BC V1Y 9S9)
                    (formerly Western Standard Energy Corp.)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 90,476,000 shares of common stock outstanding as at May 31, 2014.

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

ITEM 1.  LEGAL PROCEEDINGS.................................................. 13

ITEM 1A. RISK FACTORS....................................................... 13

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS........ 16

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.................................... 16

ITEM 4.  MINE SAFETY DISCLOSURES............................................ 17

ITEM 5.  OTHER INFORMATION.................................................. 17

ITEM 6.  EXHIBITS........................................................... 17

SIGNATURES.................................................................. 20

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                          Dominovas Energy Corporation
                    (formerly Western Standard Energy Corp.)
                           CONSOLIDATED BALANCE SHEETS

                                                                    February 28,             August 31,
                                                                        2014                   2013
                                                                    ------------           ------------
                                                                     (unaudited)
ASSETS

CURRENT ASSETS
  Cash                                                              $      3,806           $         --
  Prepaids                                                                 3,156                  3,156
                                                                    ------------           ------------
                                                                           6,962                  3,156
                                                                    ------------           ------------
LONG TERM ASSETS
  Interest in Dominovas Technologies                                      45,000                     --
  Interest in Pro Eco Energy                                             214,273                     --
                                                                    ------------           ------------

                                                                    $    266,235           $      3,156
                                                                    ============           ============

LIABILITIES

CURRENT LIABILITIES
  Bank indebtedness                                                 $         --           $         76
  Accounts payable and accrued liabilities                                46,400                 80,964
  Due to related parties                                                  64,656                     --
  Notes payable                                                               --                150,000
  Convertible debenture                                                       --                128,289
                                                                    ------------           ------------
                                                                         111,056                359,329
                                                                    ------------           ------------
STOCKHOLDERS' DEFICIT
  COMMON STOCK
    Authorized:
     200,000,000 common shares with par value of $0.001
    Issued and outstanding:
     90,000,000 (August 31, 2013-33,941,993) common shares                90,000                 33,942
  ADDITIONAL PAID IN CAPITAL                                           5,804,566              4,818,940
  OBLIGATION TO ISSUE SHARES                                                  --                150,000
  DEFICIT ACCUMULATED DURING EXPLORATION STAGE                        (5,739,387)            (5,359,055)
                                                                    ------------           ------------
                                                                         155,179               (356,173)
                                                                    ------------           ------------

                                                                    $    266,235           $      3,156
                                                                    ============           ============

The accompanying notes are an integral part of these financial statements

                          Dominovas Energy Corporation
                    (formerly Western Standard Energy Corp.)
                      CONDOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                                                                            Cumulative from
                                              Three months    Three months     Six months      Six months   October 16, 2003
                                                 ended           ended           ended           ended       (Inception) to
                                              February 28,    February 29,    February 28,    February 29,    February 28,
                                                  2014            2013            2014            2013            2014
                                              ------------    ------------    ------------    ------------    ------------
EXPENSES
  Advertising and promotion                   $         --    $         --    $         --    $         --    $     48,670
  Audit and accounting fees                         23,385          16,500          42,820          27,575         403,559
  Depreciation                                          --              --              --              --          12,280
  Consulting fees and expenses                      22,750          24,875          43,750          79,875         272,014
  Corporate finance fee                                 --              --              --          47,250          47,250
  Due diligence fee                                     --              --              --              --          35,761
  Directors fee                                     25,000              --          25,000              --          25,000
  Foreign exchange loss                                261              --           2,142              --          27,718
  Gain on disposal of oil and gas properties            --              --              --              --          (5,810)
  Gain on settlement of debt                      (290,000)             --        (290,000)             --        (354,992)
  Interest expense                                  15,608           6,291          16,712           8,818          99,260
  Interest income                                       --              --              --              --          (3,716)
  Investor communications and transfer agent         8,663           6,297           8,663          13,565         535,230
  Dominovas Energy LLC acquisition costs           465,951              --         465,951              --         465,951
  Legal fees                                         5,727           3,652           5,727          22,456         263,832
  Loss on investment                                24,515              --          24,515              --          24,515
  Marketing                                          1,577              --           1,577              --           1,577
  Office and general administration                 16,193          19,406          28,176          32,764         268,581
  Product development                                   --              --              --              --         876,451
  Salaries and management fees                          --              --              --              --       1,283,083
  Stock-based compensation                              --              --              --              --         104,366
  Travel and entertainment                           4,299              --           5,299              --         213,190
  Web and graphic design                                --              --              --              --         129,716
  Write-down of assets and liabilities-net              --              --              --              --         (34,650)
  Write-down of oil and gas property                    --              --              --              --       1,000,551
                                              ------------    ------------    ------------    ------------    ------------
                                                   323,929          77,021         380,332         232,303       5,739,387
                                              ------------    ------------    ------------    ------------    ------------

 NET LOSS                                     $   (323,929)   $    (77,021)   $   (380,332)   $   (232,303)   $ (5,739,387)
                                              ============    ============    ============    ============    ============

LOSS PER SHARE - BASIC AND DILUTED            $      (0.00)   $      (0.00)   $      (0.00)   $      (0.00)
                                              ============    ============    ============    ============
WEIGHTED AVERAGE NUMBER OF COMMON STOCK
 OUTSTANDING - BASIC AND DILUTED                50,827,538      33,944,068      42,338,120      33,944,068
                                              ============    ============    ============    ============

The accompanying notes are an integral part of these financial statements

                          Dominovas Energy Corporation
                    (formerly Western Standard Energy Corp.)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                                       Cumulative from
                                                            Six months             Six months         October 16, 2003
                                                              ended                  ended             (Inception) to
                                                           February 28,           February 29,           February 28,
                                                               2014                  2013                   2014
                                                           ------------           ------------           ------------
CASH FLOW FROM OPERATING ACTIVITIES
  Net loss                                                 $   (380,332)          $   (232,303)          $ (5,739,387)
  Non-cash items included in net loss:
    Impairment of oil and gas properties                             --                     --                960,551
    Gain on disposal of oil and gas properties                       --                     --                 (5,809)
    Interest expense                                             11,711                  8,818                 45,791
    Loss on investment                                           24,515                     --                 24,515
    Dominovas LLC acquisition costs                             465,951                     --                465,951
    Write-down of accounts payable                                   --                     --                 30,374
    Write-down of assets                                             --                     --                 (4,276)
    Write-down of oil and gas properties                             --                     --                 40,000
    Depreciation                                                     --                     --                 12,280
    Gain on settlement of debt                                 (290,000)                    --               (354,992)
    Stock issued for services                                    42,500                     --                146,866
  Changes in non-cash working capital
    Receivables                                                      --                     --                 (1,070)
    Prepaid expenses                                                 --                 (3,156)                28,494
    Accounts payable and accrued liabilities                    (62,564)                 8,168                135,577
    Due to related parties                                        3,705                     --                  3,705
                                                           ------------           ------------           ------------
NET CASH USED IN OPERATING ACTIVITIES                          (184,514)              (218,473)            (4,211,430)
                                                           ------------           ------------           ------------
INVESTING ACTIVITIES
  Purchase of equipment                                              --                     --                (20,287)
  Expenditures on oil and gas properties                             --                     --               (703,242)
  Proceeds on sale of oil and gas properties                         --                     --                 38,500
  Investment in Pro Eco                                         (10,000)                    --                (10,000)
                                                           ------------           ------------           ------------
NET CASH USED IN INVESTING ACTIVITIES                           (10,000)                    --               (695,029)
                                                           ------------           ------------           ------------
FINANCING ACTIVITIES
  Due to related parties                                             --                     --              1,307,771
  Notes payable                                                      --                100,000                210,000
  Issuance of common shares for cash                             44,017                158,307              2,887,479
  Convertible debt                                                   --                     --                 (1,000)
  Net cash acquired on recapitalization                              --                     --                351,636
  Forgiveness of notes payable                                  154,379                     --                154,379
                                                           ------------           ------------           ------------
NET CASH FROM FINANCING ACTIVITIES                              198,396                258,307              4,910,265
                                                           ------------           ------------           ------------

INCREASE IN CASH                                                  3,882                 39,834                  3,806
Cash, beginning                                                     (76)                    --                     --
                                                           ------------           ------------           ------------
CASH, ENDING                                               $      3,806           $     39,834           $      3,806
                                                           ============           ============           ============
SUPPLEMENTARY INFORMATION
CASH PAID FOR:
  Interest                                                 $         --           $         --           $     34,382
  Income tax                                               $         --           $         --           $         --
                                                           ============           ============           ============
NON-CASH FINANCING AND INVESTING ACTIVITIES
  Forgiveness of debt                                      $         --           $         --           $     24,000
  Loans settled with oil and gas property interest         $         --           $         --           $    214,138
  Loans converted to common shares                         $         --           $         --           $    879,842
  Oil and gas property purchased for common shares         $         --           $         --           $    450,000
                                                           ============           ============           ============

The accompanying notes are an integral part of these financial statements

                          Dominovas Energy Corporation
                    (formerly Western Standard Energy Corp.)
                          NOTES TO FINANCIAL STATEMENTS
                                February 28, 2014


1. BASIS OF PRESENTATION

The following interim unaudited financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly these financial statements do not include all of the disclosures required by generally accepted accounting principles for complete financial statements. These interim unaudited financial statements should be read in conjunction with the Company's audited financial statements for the year ended August 31, 2013. In the opinion of management, the interim unaudited financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results of the interim period presented. Operating results for the six month period ended February 28, 2014 are not necessarily indicative of the results that may be expected for the year ending August 31, 2014.

On November 29, 2013, the Company acquired 41% of Pro Eco Energy Ltd. ("Pro Eco") in exchange for 4,000,000 of the Company's common shares. Pro Eco is a private company located in Summerland, B.C, Canada in the business of providing energy efficient and environmentally friendly heating, ventilation and air conditioning ("HVAC") systems for commercial buildings (Note 3).

On December 2, 2013, the Company entered into an agreement to acquire an additional 8.25% of Pro Eco (Note 3).

On February 20, 2014, the Company acquired 100% of Dominovas Energy LLC., which has completed the development of a unique electric power generating Fuel Cell system (Note 8).

On February 24, 2014, Dominovas Energy LLC changed its name to Dominovas Technologies LLC and is now a wholly owned subsidiary of Dominovas Energy Corporation.

On February 24, 2014, Western Standard Energy Corp. changed its name to Dominovas Energy Corporation.

2. RECENT ACCOUNTING PRONOUNCEMENTS

Recent pronouncements with future effective dates are either not applicable or are not expected to be significant to the financial statement of the Company.

3. INTEREST IN PRO ECO ENERGY

On November 29, 2013, the Company acquired 41% of Pro Eco Energy Ltd. ("Pro Eco") in exchange for 4,000,000 of the Company's common shares (note 5).

On December 2, 2013, the Company entered into an agreement to acquire 8.25% of Pro Eco Energy Ltd. in exchange for the following payments:

     *    $10,000 due on December 2, 2013 (paid);
     *    $10,000 due December 31, 2013 (unpaid);
     *    $10,000 due January 31, 2014 (unpaid); and
     *    $10,000 due February 28, 2014 (unpaid).

The Company has decided to terminate the agreement and return the shares to the vendor. During the 6 month period ended February 28, 2014, the Company recognized its portion of the loss in Pro Eco of $24,515.

4. CONVERTIBLE DEBENTURE

On May 22, 2013, the Company entered into a securities purchase agreement. Under this agreement, a convertible debenture (the "Debenture") in the amount of CDN$140,000 was issued to the Lenders. The Debenture is also convertible, only upon default, into shares of the Company's common stock equal in number to 50% of the total issued and outstanding Common Stock of the Company at the time of conversion. The Debenture is unsecured and matures on May 15, 2014. The Company also has to deliver 600,000 common shares of the Company to the Lenders by May 15, 2014.

On February 11, 2014, the Debenture holders agreed to cancel the Debenture and waived any and all obligation of the Company to pay the debenture or issue the shares. As a result, a gain on the settlement of $290,000 has been recognized in for the 6 months ended February 28, 2014.

5. COMMON STOCK

Authorized: 200,000,000 common shares.

On April 14, 2010, the Company adopted a stock option plan allowing the Company's directors to grant up to 5,000,000 stock options pursuant to the terms and conditions of the stock option plan. As at February 28, 2014 no options have been granted.

On December 1, 2013, the Company issued 1,000,000 shares to an officer of the Company for accounting services rendered. The fair value of the shares is $10,000 (Note 6).

On December 1, 2013, the Company issued 1,000,000 shares to a director of the Company for consulting services rendered. The fair value of the shares is $10,000 (Note 6).

On December 1, 2013, the Company issued 2,250,000 shares to directors of the Company for directors' fees. The fair value of the shares is $22,500 (Note 6).

On December 6, 2013, the Company issued 3,016,666 shares at $0.001 per share for gross proceeds of $30,167.

On December 15, 2013, the Company issued the 4,000,000 shares for the acquisition of 41% of Pro Eco Energy Ltd. The fair value of the shares is $198,788 (Note 3).

On December 20, 2013, the Company issued 3,000,000 shares to settle debt of $75,000 owing to an officer of the Company and to the President and CEO of the Company. The fair value of the shares was $30,000. The gain on the settlement of the debt of $45,000 has been recorded as additional paid in capital (Note 6).

On January 22, 2014, the Company issued 1,385,000 shares at $0.01 per share for gross proceeds of $13,850.

On February 20, 2014, the Company acquired 100% of Dominovas Energy LLC in exchange for 45,000,000 of the Company's common shares. The fair value of the shares issued is $450,000 (Note 8).

On February 20, 2014, a director of the Company cancelled 4,495,734 shares owned by the President and CEO of the Company. The value of the shares is $4,496.

6. RELATED PARTY TRANSACTIONS

During the six months ended February 28, 2014, the Company incurred $33,000 (February, 2013 - $55,000) in consulting fees to a relative of the President of the Company. $10,000 of the fees were paid for by the issuance of 1,000,000 shares (Note 5). As at February 28, 2013 there was no balance owing to the related party. Effective February 20, 2014, the related party agreed to cancel the amounts owing to him by the Company and waived any and all obligation of the Company to pay the debt.

During the six months ended February 28, 2014, the Company incurred $33,000 (February, 2013 - $Nil) in accounting fees to an officer of the Company. $10,000 of the fees were paid for by the issuance of 1,000,000 shares (Note 5). On February 20, 2014, the officer agreed to cancel the amounts owing to him by the Company and waived any and all obligation of the Company to pay the debt.

During the six months ended February 28, 2014, the Company incurred $22,500 (February, 2013 - $Nil) in directors fees. The fees were paid for by the issuance of 2,250,000 shares (Note 5)

On December 20, 2013, the Company issued 3,000,000 shares to settle debt of $75,000 owing to an officer of the Company and to a relative of the President of the Company (Note 5). Effective February, 20, 2014, all notes payable owing to a relative of the President of the Company and to an officer of the Company, were cancelled by the note holders and any and all obligation of the Company to pay the notes has been waived.

On February 20, 2014, the Company entered into an employment agreement with the President and CEO of the Company. Under the agreement, the officer will provide executive services for consideration of $177,000 per year. The agreement is effective on March 1, 2014 and is for a term of 3 years. The agreement may be terminated by the Company with 30 days' notice.

On February 20, 2014, the Company entered into an employment agreement with the Chief Operating Officer of the Company. Under the agreement, the officer will provide executive services for consideration of $104,000 per year. The agreement is effective on March 1, 2014 and is for a term of 3 years. The agreement may be terminated by the Company with 30 days' notice.

On February 20, 2014, the Company entered into a consulting agreement with an officer of the Company. Under the agreement, the officer will provide accounting and consulting services for consideration of $7,000 per month. The agreement is effective on March 1, 2014 and is for a term of 2 years.

7. COMMITMENTS

The Company entered into a lease agreement on January 1, 2013 for a term of two years. Under the agreement, the Company is committed to rent payments of a minimum of $1,779 per month.

8. ACQUISITION OF DOMINOVAS ENERGY LLC

On February 20, 2014, the Company acquired 100% of Dominovas Energy LLC by issuing 45,000,000 of its common stock with a fair value of $45,000.

9. SUBSEQUENT EVENTS

In April and May, 2014, the Company issued 476,000 shares at $0.25 per share for gross proceeds of $119,000.

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

Since we are a development stage company, there is no assurance that a commercially viable business will be identified in the near term.

Our plan of operation is to seek for opportunities in the green and renewable energy industry.

LIQUIDITY

ANTICIPATED CASH REQUIREMENTS

For the six months ended February 28, 2014, we recorded a net operating loss of $425,332 and have an accumulated deficit of $5,784,387 since inception. As at February 28, 2014, we had cash of $3,806. We do not have sufficient funds for working capital and will need to obtain further financing.

Our financial condition as at February 28, 2014 and 2013 and the results of operations and cash flows for the six months then ended are summarized as follows:

WORKING CAPITAL

Our working capital position as at February 28, 2014 compared to February 28, 2013 and the cash flows for the six months then ended are summarized below:

                                                     6 months Ended February 28,
                                                         2014           2013
                                                      ----------     ----------
Current Assets                                        $    6,962     $   42,990
Current Liabilities                                     (111,056)      (365,815)
Working Capital (Deficiency)                          $ (104,094)    $ (322,825)

The increase in our working capital deficiency was primarily due to an increase for auditing fees, consulting fees, legal fees, and general and administration costs.

CASH FLOWS

                                                     6 months Ended February 28,
                                                         2014           2013
                                                      ----------     ----------
Net cash used in Operating Activities                 $ (184,514)    $ (128,789)
Net cash used in Investing Activities                 $  (10,000)    $       --
Net cash provided by Financing Activities             $  198,396     $  158,307
Increase in Cash during the Period                    $    3,882     $   36,518
Cash, Beginning of Period                             $     (76)     $       --
Cash, End of Period                                   $    3,806     $   36,518

RESULTS OF OPERATIONS

The following is a summary of our results of operations for the six months ended February 28, 2014 and 2013:

                                                   Six months Ended February 28,
                                                       2014           2013
                                                    ----------     ----------
Revenue                                             $      Nil      $     Nil
                                                    ----------      ---------
Expenses
  Audit and accounting fees                             42,820         27,575
  Consulting fees and expenses                          43,750         79,875
  Corporate finance fee                                     --         47,250
  Directors' fees                                       25,000             --
  Foreign exchange loss                                  2,142             --
  Gain on settlement of debt                          (290,000)            --
  Interest expense                                      16,712          8,818
  Investor relations, transfer agent and media           8,663         13,565
  Dominovas Energy LLC acquisition costs               465,951             --
  Legal fees                                             5,727         22,456
  Loss on investment                                    24,515             --
  Marketing                                              1,577             --
  General and office administration                     28,176         32,764
  Travel and entertainment                               5,299             --
                                                    ----------      ---------
Total expenses                                         380,332        232,303
                                                    ----------      ---------
Net Loss                                            $ (380,332)     $(232,203)
                                                    ==========      =========

REVENUE

We have not earned any revenues since our inception and we do not anticipate earning revenues until such time as we acquire revenue producing assets.

EXPENSES

Our operating expenses for the six months ended February 28, 2014 compared to the same period in 2013 increased by the net amount of $148,129 primarily due to the acquisition costs for Dominovas Energy LLC, and for our portion of the loss in Pro Eco.

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

On December 1, 2013, the Company issued 1,000,000 shares to an officer of the Company for accounting services rendered. The fair value of the shares is $10,000 (Note 6).

On December 1, 2013, the Company issued 1,000,000 shares to a director of the Company for consulting services rendered. The fair value of the shares is $10,000 (Note 6).

On December 1, 2013, the Company issued 2,250,000 shares to directors of the Company for directors' fees. The fair value of the shares is $22,500 (Note 6).

On December 6, 2013, the Company issued 3,016,666 shares at $0.001 per share for gross proceeds of $30,167.

On December 15, 2013, the Company issued the 4,000,000 shares for the acquisition of 41% of Pro Eco Energy Ltd. The fair value of the shares is $198,788 (Note 3).

On December 20, 2013, the Company issued 3,000,000 shares to settle debt of $75,000 owing to an officer of the Company and to the President and CEO of the Company. The fair value of the shares was $30,000. The gain on the settlement of the debt of $45,000 has been recorded as additional paid in capital (Note 6).

On January 22, 2014, the Company issued 1,385,000 shares at $0.01 per share for gross proceeds of $13,850.

On February 20, 2014, the Company acquired 100% of Dominovas Energy LLC in exchange for 45,000,000 of the Company's common shares. The fair value of the shares issued is $450,000 (Note 8).

On February 20, 2014, a director of the Company cancelled 4,495,734 shares owned by the President and CEO of the Company. The value of the shares is $4,496.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

None

ITEM 5. OTHER INFORMATION

During 2010, the Company adopted a stock option plan known as the 2010 Equity Compensation Plan, where up to 5,000,000 options may be granted. The plan was approved by the shareholders of the Company at special meeting of the shareholders held on April 14, 2010. We have not granted any stock options under the plan as at February 28, 2014.

Effective February 20, 2014, Dallas Gray resigned as our President, Chief Executive Officer and Chief Financial Officer. As a result of the resignation, we appointed Neal Allen to the Board of Directors and as our new President, Chief Executive Officer, Interim Chief Financial Officer and Chief Accounting Officer. Mr. Allen was also elected as Chairman of the Board of Directors.

Effective February 20, 2014, we appointed Spero Plavoukos to the Board of Directors.

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

                              DOMINOVAS ENERGY CORPORATION


                              /s/ Neal Allen
                              --------------------------------------------------
                              Neal Allen
                              President, Treasurer and Director
                              Principal Executive Officer, Principal
                              Financial Officer and Principal Accounting Officer

                              Dated: July 7, 2014