Form 10-Q
period 2014-05-31
Dominovas Energy Corp
filed 2014-07-15
CIK 1343254

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                   For the quarterly period ended May 31, 2014
                                       or

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 90,476,000 shares of common stock outstanding as at June 30, 2014.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.................................... 17

ITEM 4.  MINE SAFETY DISCLOSURES............................................ 17

ITEM 5.  OTHER INFORMATION.................................................. 17

ITEM 6.  EXHIBITS........................................................... 17

SIGNATURES.................................................................. 20

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                          Dominovas Energy Corporation
                    (formerly Western Standard Energy Corp.)
                           CONSOLIDATED BALANCE SHEETS

                                                                    May 31, 2014          August 31, 2013
                                                                    ------------          ---------------
                                                                     (unaudited)
ASSETS

CURRENT ASSETS
  Cash                                                              $     82,078           $         --
  Prepaids                                                                31,941                  3,156
                                                                    ------------           ------------
                                                                         114,019                  3,156
                                                                    ------------           ------------
LONG TERM ASSETS
  Interest in Dominovas Technologies                                      45,000                     --
  Interest in Pro Eco Energy                                             221,386                     --
                                                                    ------------           ------------

                                                                    $    380,405           $      3,156
                                                                    ============           ============

LIABILITIES

CURRENT LIABILITIES
  Bank indebtedness                                                 $         --           $         76
  Accounts payable and accrued liabilities                               294,526                 80,964
  Due to related parties                                                 139,860                     --
  Notes payable                                                               --                150,000
  Convertible debenture                                                       --                128,289
                                                                    ------------           ------------
                                                                         434,386                359,329
                                                                    ------------           ------------
STOCKHOLDERS' DEFICIT
  COMMON STOCK
    Authorized:
     200,000,000 common shares with par value of $0.001
    Issued and outstanding:
     90,000,000 (August 31, 2013-33,941,993) common shares                90,000                 33,942
  ADDITIONAL PAID IN CAPITAL                                           5,804,566              4,818,940
  OBLIGATION TO ISSUE SHARES                                             117,000                150,000
  DEFICIT ACCUMULATED DURING EXPLORATION STAGE                        (6,065,547)            (5,359,055)
                                                                    ------------           ------------
                                                                         (98,981)              (356,173)
                                                                    ------------           ------------

                                                                    $    380,405           $      3,156
                                                                    ============           ============

   The accompanying notes are an integral part of these financial statements

                          Dominovas Energy Corporation
                    (formerly Western Standard Energy Corp.)
                      CONDOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                                                                             Cumulative from
                                              Three months    Three months     Nine months     Nine months   October 16, 2003
                                                 ended           ended           ended           ended       (Inception) to
                                                 May 31,         May 31,         May 31,         May 31,         May 31,
                                                  2014            2013            2014            2013            2014
                                              ------------    ------------    ------------    ------------    ------------
EXPENSES
  Advertising and promotion                   $         --    $         --    $         --    $         --    $     48,670
  Audit and accounting fees                         31,410          20,121          74,230          49,197         434,969
  Depreciation                                          --              --              --              --          12,280
  Consulting fees and expenses                      21,000          32,750          64,750         112,625         293,014
  Corporate finance fee                                 --              --              --          47,250          47,250
  Due diligence fee                                     --              --              --              --          35,761
  Directors fee                                         --              --          25,000              --          25,000
  Foreign exchange loss                              1,945              --           4,087              --          29,663
  Gain on disposal of oil and gas properties            --              --              --              --          (5,810)
  Gain on settlement of debt                            --          40,000        (290,000)         40,000        (354,992)
  Interest expense                                      --              --          16,712          11,730          99,260
  Interest income                                       --              --              --              --          (3,716)
  Investor communications and transfer agent            --              --           8,663          13,565         535,230
  Dominovas Energy LLC acquisition costs             3,506              --         469,457              --         469,457
  Legal fees                                       109,783              --         115,510          22,456         373,615
  Loss on investment                                (7,113)             --          17,402              --          17,402
  Marketing                                          3,000              --           4,578              --           4,578
  Office and general administration                116,932          53,437         145,107          86,200         385,512
  Product development                                   --              --              --              --         876,451
  Salaries and management fees                          --              --              --              --       1,283,083
  Stock-based compensation                              --              --              --              --         104,366
  Travel and entertainment                          45,697              --          50,996              --         258,887
  Web and graphic design                                --              --              --              --         129,716
  Write-down of assets and liabilities-net              --              --              --              --         (34,650)
  Write-down of oil and gas property                    --              --              --              --       1,000,551
                                              ------------    ------------    ------------    ------------    ------------
                                                   326,160         146,308         706,492         383,022       6,065,547
                                              ------------    ------------    ------------    ------------    ------------

 NET LOSS                                     $   (326,160)   $   (146,308)   $   (706,492)   $   (383,022)   $ (6,065,547)
                                              ============    ============    ============    ============    ============

LOSS PER SHARE - BASIC AND DILUTED            $      (0.00)   $      (0.00)   $      (0.01)   $      (0.01)
                                              ============    ============    ============    ============
WEIGHTED AVERAGE NUMBER OF COMMON STOCK
 OUTSTANDING - BASIC AND DILUTED                90,179,316      33,944,068      58,460,428      33,944,068
                                              ============    ============    ============    ============

   The accompanying notes are an integral part of these financial statements

                          Dominovas Energy Corporation
                    (formerly Western Standard Energy Corp.)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                                       Cumulative from
                                                           Nine months            Nine months         October 16, 2003
                                                              ended                  ended             (Inception) to
                                                              May 31,               May 31,                May 31,
                                                               2014                  2013                   2014
                                                           ------------           ------------           ------------
CASH FLOW FROM OPERATING ACTIVITIES
  Net loss                                                 $   (706,492)          $   (383,022)          $ (6,110,547)
  Non-cash items included in net loss:
    Impairment of oil and gas properties                             --                     --                960,551
    Gain on disposal of oil and gas properties                       --                     --                 (5,809)
    Interest expense                                             11,711                 11,264                 45,791
    Loss on investment                                           17,402                     --                 17,402
    Dominovas LLC acquisition costs                             465,951                     --                465,951
    Write-down of accounts payable                                   --                     --                 30,374
    Write-down of assets                                             --                     --                 (4,276)
    Write-down of oil and gas properties                             --                     --                 40,000
    Depreciation                                                     --                     --                 12,280
    Gain on settlement of debt                                 (290,000)                40,000               (354,992)
    Stock issued for services                                    42,500                     --                146,866
  Changes in non-cash working capital
    Receivables                                                      --                     --                 (1,070)
    Prepaid expenses                                            (28,785)                (3,155)                  (291)
    Accounts payable and accrued liabilities                    185,561                 26,562                383,702
    Due to related parties                                       78,909                     --                 78,909
                                                           ------------           ------------           ------------
NET CASH USED IN OPERATING ACTIVITIES                          (223,242)              (308,341)            (4,250,158)
                                                           ------------           ------------           ------------
INVESTING ACTIVITIES
  Purchase of equipment                                              --                     --                (20,287)
  Expenditures on oil and gas properties                             --                     --               (703,242)
  Proceeds on sale of oil and gas properties                         --                     --                 38,500
  Investment in Pro Eco                                         (10,000)                    --                (10,000)
                                                           ------------           ------------           ------------
NET CASH USED IN INVESTING ACTIVITIES                           (10,000)                    --               (695,029)
                                                           ------------           ------------           ------------
FINANCING ACTIVITIES
  Due to related parties                                             --                     --              1,307,771
  Notes payable                                                      --                150,000                210,000
  Issuance of common shares for cash                            161,017                158,462              3,004,479
  Convertible debt                                                   --                     --                 (1,000)
  Net cash acquired on recapitalization                              --                     --                351,636
  Forgiveness of notes payable                                  154,379                     --                154,379
                                                           ------------           ------------           ------------
NET CASH FROM FINANCING ACTIVITIES                              315,396                308,462              5,027,265
                                                           ------------           ------------           ------------

INCREASE IN CASH                                                 82,154                    121                 82,078
Cash, beginning                                                     (76)                    --                     --
                                                           ------------           ------------           ------------
CASH, ENDING                                               $     82,078           $        121           $     82,078
                                                           ============           ============           ============
SUPPLEMENTARY INFORMATION
CASH PAID FOR:
  Interest                                                 $         --           $         --           $     34,382
  Income tax                                               $         --           $         --           $         --
                                                           ============           ============           ============
NON-CASH FINANCING AND INVESTING ACTIVITIES
  Forgiveness of debt                                      $         --           $         --           $     24,000
  Loans settled with oil and gas property interest         $         --           $         --           $    214,138
  Loans converted to common shares                         $         --           $         --           $    879,842
  Oil and gas property purchased for common shares         $         --           $         --           $    450,000
                                                           ============           ============           ============

   The accompanying notes are an integral part of these financial statements

                          Dominovas Energy Corporation
                    (formerly Western Standard Energy Corp.)
                          NOTES TO FINANCIAL STATEMENTS
                                  May 31, 2014


1. BASIS OF PRESENTATION

The following interim unaudited financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly these financial statements do not include all of the disclosures required by generally accepted accounting principles for complete financial statements. These interim unaudited financial statements should be read in conjunction with the Company's audited financial statements for the year ended August 31, 2013. In the opinion of management, the interim unaudited financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results of the interim period presented. Operating results for the nine month period ended May 31, 2014 are not necessarily indicative of the results that may be expected for the year ending August 31, 2014.

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

3. INTEREST IN PRO ECO ENERGY

On November 29, 2013, the Company acquired 41% of Pro Eco Energy Ltd. ("Pro Eco") in exchange for 4,000,000 of the Company's common shares (note 5).

On December 2, 2013, the Company entered into an agreement to acquire 8.25% of Pro Eco Energy Ltd. in exchange for the following payments:

     *    $10,000 due on December 2, 2013 (paid);
     *    $10,000 due December 31, 2013 (unpaid);
     *    $10,000 due January 31, 2014 (unpaid); and
     *    $10,000 due May 31, 2014 (unpaid).

The Company has decided to terminate the agreement and return the shares to the vendor. During the nine month period ended May 31, 2014, the Company recognized its portion of the loss in Pro Eco of $17,402.

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

On February 11, 2014, the Debenture holders agreed to cancel the Debenture and waived any and all obligation of the Company to pay the debenture or issue the shares. As a result, a gain on the settlement of $290,000 has been recognized in for the nine months ended May 31, 2014.

5. COMMON STOCK

Authorized: 200,000,000 common shares.

On April 14, 2010, the Company adopted a stock option plan allowing the Company's directors to grant up to 5,000,000 stock options pursuant to the terms and conditions of the stock option plan. As at May 31, 2014 no options have been granted.

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

On May 15, 2014, 468,000 shares at $0.25 per share were subscribed for gross proceeds of $117,000. As of May 31, 2014 quarter end, these shares have not yet been issued and have been recorded under obligation to issue shares.

6. RELATED PARTY TRANSACTIONS

During the six months ended February 28, 2014, the Company incurred $33,000 (February, 2013 - $55,000) in consulting fees to a relative of a Director of the Company. $10,000 of the fees were paid for by the issuance of 1,000,000 shares (Note 5). Effective February 28, 2014, the related party agreed to cancel the amounts owing to him by the Company and waived any and all obligation of the Company to pay the debt.

During the three months ended May 31, 2014, the Company incurred $21,000 in consulting fees to a relative of a Director of the Company. As at May 31, 2014, there was $21,000 owing to the relative of the Director.

During the six months ended February 28, 2014, the Company incurred $33,000 (February, 2013 - $Nil) in accounting fees to an officer of the Company. $10,000 of the fees were paid for by the issuance of 1,000,000 shares (Note 5). On February 20, 2014, the officer agreed to cancel the amounts owing to him by the Company and waived any and all obligation of the Company to pay the debt.

During the three months ended May 31, 2014, the Company incurred $21,000 in accounting fees to an officer of the Company. As at May 31, 2014, there was $21,000 owing to the officer.

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

7. COMMITMENTS

On January 1, 2013, the Company entered into a lease agreement for office space in Kelowna, BC for a term of two years. Under the agreement, the Company is committed to rent payments of a minimum of $1,779 per month.

On April 28, 2014, the Company entered into a lease agreement for office, warehouse and production space in Atlanta, GA for a term of five years. Under the agreement, the Company is committed to rent payments of a minimum of $ 13,374 per month commencing November 1, 2014.

8. ACQUISITION OF DOMINOVAS ENERGY LLC

On February 20, 2014, the Company acquired 100% of Dominovas Energy LLC by issuing 45,000,000 of its common stock with a fair value of $450,000.

At the February 20, 2014, Dominovas Energy LLC had net liabilities of $60,951. The Company has fully expensed the total costs of acquisition of $510,951.

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

LIQUIDITY

ANTICIPATED CASH REQUIREMENTS

For the nine months ended May 31, 2014, we recorded a net operating loss of $706,492 and have an accumulated deficit of $6,065,547 since inception. As at May 31, 2014, we had cash of $82,078. We do not have sufficient funds for working capital and will need to obtain further financing.

Our financial condition as at May 31, 2014 and 2013 and the results of operations and cash flows for the nine months then ended are summarized as follows:

WORKING CAPITAL

Our working capital position as at May 31, 2014 compared to May 31, 2013 and the cash flows for the six months then ended are summarized below:

                                                        9 months Ended May 31,
                                                         2014           2013
                                                      ----------     ----------
Current Assets                                        $ 114,019      $   3,276
Current Liabilities                                    (434,386)      (312,946)
Working Capital (Deficiency)                          $(320,367)     $(309,670)

The increase in our working capital deficiency was primarily due to an increase for legal fees and wages.

CASH FLOWS

                                                       9 months Ended May 31,
                                                         2014           2013
                                                      ----------     ----------
Net cash used in Operating Activities                 $ (223,242)    $ (308,341)
Net cash used in Investing Activities                 $  (10,000)    $       --
Net cash provided by Financing Activities             $  315,396     $  308,462
Increase in Cash during the Period                    $   82,154     $      121
Cash, Beginning of Period                             $     (76)     $       --
Cash, End of Period                                   $   82,078     $      121

RESULTS OF OPERATIONS

The following is a summary of our results of operations for the nine months ended May 31, 2014 and 2013:

                                                      Nine months Ended May 31,
                                                         2014           2013
                                                      ----------     ----------
Revenue                                               $      Nil     $      Nil
                                                      ----------     ----------
Expenses
  Audit and accounting fees                               74,230         49,197
  Consulting fees and expenses                            64,750        112,625
  Corporate finance fee                                       --         47,250
  Directors' fees                                         25,000             --
  Foreign exchange loss                                    4,087             --
  Gain on settlement of debt                            (290,000)        40,000
  Interest expense                                        16,712         11,730
  Investor relations, transfer agent and media             8,663         13,565
  Dominovas Energy LLC acquisition costs                 469,457             --
  Legal fees                                             115,510         22,456
  Loss on investment                                      17,402             --
  Marketing                                                4,578             --
  General and office administration                      145,107         86,200
  Travel and entertainment                                50,996             --
                                                      ----------     ----------
Total expenses                                           706,492        383,022
                                                      ----------     ----------
Net Loss                                              $ (706,492)    $ (383,022)
                                                      ==========     ==========

REVENUE

We have not earned any revenues since our inception and we do not anticipate earning revenues until such time as we acquire revenue producing assets.

EXPENSES

Our operating expenses for the nine months ended May 31, 2014 compared to the same period in 2013 increased by the net amount of $323,470 primarily due to the acquisition costs for Dominovas Energy LLC, and for our portion of the loss in Pro Eco.

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

The current ongoing global economic crisis could lead to an extended recession in the U.S. and around the world. An extended slowdown in economic activity caused by a recession would reduce national and worldwide demand for oil and natural gas and result in lower commodity prices for long periods of time. At May 31, 2014, we have no revenue producing assets, which is having a material adverse impact on our business, financial condition and results of operations which puts our investors at risk.

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

On May 15, 2014, the Company issued 468,000 shares at $0.25 per share for gross proceeds of $117,000.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

None

ITEM 5. OTHER INFORMATION

During 2010, the Company adopted a stock option plan known as the 2010 Equity Compensation Plan, where up to 5,000,000 options may be granted. The plan was approved by the shareholders of the Company at special meeting of the shareholders held on April 14, 2010. We have not granted any stock options under the plan as at May 31, 2014.

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

                              Dated: July 15, 2014