Form 10-K
period 2014-08-31
Dominovas Energy Corp
filed 2014-12-31
CIK 1343254

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                   For the fiscal year ended: August 31, 2014

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

        (former address - 302, 1912 Enterprise Way, Kelowna, BC V1Y 9S9)
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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

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

90,525,125 shares of common stock at a price of $0.30 per share for an aggregate market value of $27,157,538.

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 90,525,125 shares of common stock outstanding as at November 15, 2014.

                       DOCUMENTS INCORPORATED BY REFERENCE

Not Applicable

                                TABLE OF CONTENTS

PART I

ITEM 1.  BUSINESS                                                              3

ITEM 1A. RISK FACTORS                                                          9

ITEM 1B. UNRESOLVED STAFF COMMENTS                                            12

ITEM 2.  PROPERTIES                                                           12

ITEM 3.  LEGAL PROCEEDINGS                                                    12

ITEM 4.  MINE SAFETY DISCLOSURES                                              12

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER
         MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES                    13

ITEM 6.  SELECTED FINANCIAL DATA                                              15

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATION                                             16

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK           22

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                          23

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
         AND FINANCIAL MATTERS                                                34

ITEM 9A(T). CONTROLS AND PROCEDURES                                           34

ITEM 9B. OTHER INFORMATION                                                    35

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE               35

ITEM 11. EXECUTIVE COMPENSATION                                               39

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
         AND RELATED STOCKHOLDER MATTERS                                      41

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
         INDEPENDENCE                                                         42

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES                               42

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.                             44

SIGNATURES                                                                    45

                                     PART I

ITEM 1. BUSINESS

FORWARD-LOOKING STATEMENTS

This annual report contains forward-looking statements that relate to future events or our future financial performance. In some cases, one can identify forward-looking statements by terminology such as "may", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors" that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Unless otherwise stated, our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

In this annual report, unless otherwise specified, all references to "common shares" refer to the common shares in our capital stock.

As used in this annual report, the terms "we", "us", "our" and "Dominovas Energy" mean Dominovas Energy Corporation, and our wholly-owned subsidiary, Dominovas Technologies, LLC, unless otherwise indicated.

CORPORATE OVERVIEW

Dominovas Energy Corporation is an early stage company engaged in the marketing, design, manufacture and deployment of multi-megawatt power plants.

The Company has an inception date of October 16, 2003 as Comtrix Inc. From incorporation until June 2005, our operating activities consisted primarily of developing fingerprint recognition products for residential buildings in China. Our management investigated opportunities and challenges in the business of developing fingerprint recognition products and security for residential buildings in China and determined that the business did not present the best opportunity for our company to realize value for our shareholders. Accordingly, we abandoned this business plan and focused on the identification of other suitable business opportunities and/or business combinations.

On June 23, 2006, the company executed a letter of intent with Lusora Corp. wherein, the existing shareholders of Lusora Corp. agreed to exchange issued and outstanding shares of its common stock for the same number of shares of our company. Also effective June 23, 2006, the company changed its name from "Comtrix Inc." to "Lusora Healthcare Systems Inc." In addition, effective June 23, 2006 the company effected a 25 for one forward stock split of our authorized, issued and outstanding common stock. As a result, authorized capital increased from 75,000,000 shares of common stock with a par value of $0.001 to 1,857,000,000 shares of common stock with a par value of $0.001.

On  September  7, 2007,  the company  changed our name from  "Lusora  Healthcare
Systems Inc." to "Western Standard Energy Corp" when the company decided to change the focus of its business plan from wireless personal security and monitoring systems to acquisition and exploration in the oil and gas industry. In addition on September 7, 2007, the company affected a 1.5 for one stock split of its authorized and issued and outstanding common stock. As a result, its authorized capital increased from 1,875,000,000 shares of common stock with a par value of $0.001 to 2,812,500,000 shares of common stock with a par value of $0.001.

On February 20, 2014 Western Standard Energy Corp. ("we" or the "Company") entered into an Equity Purchase Agreement (the "EPA") with Dominovas Energy, LLC ("Dominovas Energy") and the Members of Dominovas Energy (the "Members"). Pursuant to the EPA we acquired 100% of the outstanding limited liability company units of Dominovas Energy, a Delaware limited liability company, as more fully described in Item 2.01. The purchase price consisted of 45,000,000 shares of our common stock, which constitutes 50% of our outstanding common stock after closing of this transaction. The Agreement also provided for two of Dominovas Energy's Members be added to its Board of Directors. The Agreement contained customary representations, warranties, covenants and closing conditions.

In connection with the EPA, on February 20, 2014 the company entered into a three-year employment agreement with Neal Allen, our Chairman, President and CEO, with the agreement becoming effective on March 1, 2014. Mr. Allen's salary will be $177,000 per year, increasing by 25% eighteen months from the effective date. The agreement contains customary non-competition, non-solicitation and non-disclosure provisions.

In connection with the EPA, on February 20, 2014 the company also entered into a three-year employment agreement with Michael Watkins,

the company's Chief Operating Officer (COO), with the agreement becoming effective on March 1, 2014. Mr. Watkins' salary will be $104,000 per year, increasing by 25% eighteen months from the effective date. Mr. Watkins will receive a one-time advance of 7.5% of salary; subsequent salary payments will be adjusted to reflect the salary as advanced. The agreement contains customary non-competition, non-solicitation and non-disclosure provisions.

DESCRIPTION OF BUSINESS

Dominovas Energy is part of the fuel cell and sustainable/alternative energy industry. Fuel cells are an efficient, combustion-less, reliable, and virtually pollution-free energy source that provide electricity to power a wide array of applications, including buildings (manufacturing facilities, hotels and hospitals), primary power for grid integration, automobiles, emergency back-up systems, and base load grid power. A fuel cell uses fuel - usually hydrogen, extracted from common fuels such as natural gas, and oxygen - to produce electricity. In principle, a fuel cell is an electrochemical device that operates like a battery. However, unlike a battery, a fuel cell requires re-fueling and not recharging. Fuel cells will continue to produce electricity and heat as long as there is a constant fuel source. Hydrogen fuel cells work simply, have no moving parts, and operate silently, with water and excess heat as their only by-products. Fuel cells thus provide the ideal solution for a myriad of portable, on-board and stationary electric power generation applications.

Dominovas Energy has identified marketing and sales opportunities for fuel cells in emerging market countries, where electricity supply is frequently unreliable, antiquated, and expensive as compared to the cost of electricity and the production, thereof, in the United States. Dominovas Energy currently has active projects in Africa. Dominovas Energy works with and has engaged the host nation's government. Initial project sizes range from 5 to 10 Megawatts (MW), with eventual project size of 200 to 3000 MW. Project cost projections range from $25 million to $50 million. Dominovas Energy will provide power to the local utilities under power purchase agreements (PPA's), and prior to deployment it will require specific guarantees, bonding or other credit support, as necessary, where the local contracting entities do not enjoy strong credit ratings.

The Dominovas Energy fuel cell system is named RUBICON(TM). It is a modular solid oxide fuel cell (SOFC) system that operates at high temperatures (up to 1,000 C). Dominovas Energy has identified the following advantages of its technology over competitive energy producing systems: (1) all solid components,
(2) accelerated electrochemical kinetics proceed without the need for expensive noble metals such as platinum, (3) internal fuel reforming is possible and carbon monoxide may be used as a fuel and (4) more tolerant of fuel contaminants, including sulfur, because per design of the system these components dissipate before deposition onto the fuel cell components.

Additional   advantages   of  the   RUBICON(TM)   are  that  it  is  silent  and
environmentally friendly, and capable of reforming multiple fuels such as diesel, natural gas, propane, ethanol, syngas, methanol and bio-fuels.

Dominovas Energy has executed an MOU in which Delphi has agreed to manufacture the SOFC stacks for the RUBICON and will source as necessary for additional components required to meet the multi-MW production schedule based upon the amount of MWs that are projected specific to projected sales.

Dominovas Energy is headquartered at 1395 Chattahoochee Ave; Atlanta, Georgia 30318.. The facility is located in an industrial space located near downtown Atlanta in approximately 20,000 square feet. It is anticipated that the power electronics as necessary for intra-unit communication and operation as well as certain testing and assembly will be perfected in the Atlanta facility. Certain manufacturing relative to the MW needed to fulfill sales will occur in Michigan concomitant with Delphi's commitment. All manufacture of the RUBICON(TM) will be completed prior to shipment and deployment..

Historically, the primary manufacturing challenges for the commercial development of the SOFC market was the lack of companies with the necessary resources to support stack development and the subsequent requirements as are key to the integration of the stack with a reformer. Dominovas Energy Corporation has partnered with Delphi, the leading SOFC stack developer in the world. Delphi is based in Michigan, USA, with a track record of over 14 years of SOFC R&D and product development experience along the sizeable capital commitment that is required to develop a commercial product. Delphi has significant knowledge and scientific expertise with respect to SOFC development with a total Intellectual Property portfolio of over 281 products, including 219 patents. Delphi has expensed over $250M in the development and perfection of their SOFC technology over the last 14 years. Delphi's SOFC stacks can accommodate a variety of fuels including hydrogen, natural gas, diesel, logistics fuel (JP-8) etc. The technological contribution by Dominovas Energy to its projects includes, but is not limited to its proprietary algorithms, which the company believes improves the operating conditions and efficiencies of utilizing multiple fuel. The company will also install the RUBICON's(TM)' power electronics along with a "state of the art" communications suite infrastructure within each RUBICON(TM). These components allow for the remote monitoring of the system, as well as the internal operations of each unit.

Given the vast need for electricity in emerging markets around the globe, Dominovas Energy has been very measured in its selection process for specific target markets. Initial deployments of the RUBICON(TM) will be in Guinea West Africa, and Angola West Africa where the company has secured commitments by government officials to deploy a specific number of MWs. In fact, the need is so great in Guinea,

Dominovas Energy has had to initially limit the client base within the Country to meet the current demand. The initial clients include the Ports and Mines..

Dominovas Energy also has projects earmarked in the private and governmental sectors of additional African countries and has an expectation of a positive close to the sales cycle to generate an additional 500MW - 1500MW of new business in the foreseeable future.

COMPETITORS AND DOMINOVAS ENERGY'S COMPETITIVE ADVANTAGES

Dominovas Energy's "competitors" are not "competitors" in the true sense of the word. Its" competitors" produce and sell specific technologies that are currently being deployed to provide electricity within the theaters of operation that Dominovas Energy is engaging. Primarily, GenSets, gas turbines, micro-turbines, solar and wind technologies are Dominovas Energy's competitors. These competing technologies are expected to offer power as generators within power plants as well as when used as standalone power generators.

There  are  several  competing  fuel  cell  technologies.   Alkaline  fuel  cell
technology requires pure hydrogen as a fuel and, since it operates at low temperature (50-250 C), an expensive catalyst (platinum) is needed. Molten Carbonate fuel cells operate at higher temperature and use lower-cost nickel as a catalyst; however, they require a corrosive electrolyte. Phosphoric Acid fuel cells and proton exchange membrane (PEM) all require pure hydrogen as a fuel. Dominovas Energy considers that its SOFC system enjoys advantages over these competing fuel cell technologies in that it accepts multiple fuel types.

As a competitive advantage, fuel cells enjoy efficiency advantages over other common combustion fuel-utilizing power generating systems, providing up to 55% efficiency without counting additional efficiencies of waste heat utilization. Other systems have lower efficiencies: thermoelectric generator (3-4%), engine driven generator (15-25%), gas turbine generator (20-25%) and steam turbine generator (25-35%).

PATENTS, TRADEMARKS AND COPYRIGHTS

Dominovas Energy formally applied to have Dominovas Energy Corporation (the mark) recognized as an official Trademark symbol, protected by the rights, thereto, as offered by the United State Patent and Trademark Office (USPTO), July 4th, 2014. The registered serial number is 86328976.

SUMMARY OF APPLICATION DATA FOLLOWS:

APPLICATION DATA: TRADEMARK/SERVICE MARK APPLICATION, PRINCIPAL REGISTER TEAS PLUS APPLICATION

The applicant, Dominovas Energy Corporation, a corporation of Nevada, having an address of 1395 Chattahoochee Avenue, Atlanta, Georgia 30318 United States, requests registration of the trademark/service mark identified above in the United States Patent and Trademark Office on the Principal Register established by the Act of July 5, 1946 (15 U.S.C. Section 1051 et seq.), as amended, for the following:

International Class 009: Apparatus and instruments for conveying, distributing, transforming, storing, regulating or controlling electric current; Electrical distribution boxes; Electrical distribution systems, namely, power distribution panels; Electrical power distribution units; Electricity router for managing and optimizing energy loads within a building; Electronic devices, namely, energy meters for tracking and monitoring energy usage; Electronic monitors and monitor modules for monitoring electric current and electrical signals; Fuel cells; Test stations for fuel cells.

In International Class 009, the mark was first used by the applicant or the applicant's related company or licensee predecessor in interest at least as early as 06/30/2010, and first used in commerce at least as early as 06/30/2010, and is now in use in such commerce. The applicant is submitting one(or more) specimen(s) showing the mark as used in commerce on or in connection with any item in the class of listed goods and/or services, consisting of a(n) Company Website.

Specimen-1 [SPE0-50167967-145514421_._Screen_Shot_2014-06-26_at_3.58.37_PM.pdf]

International Class 035: Energy management services, namely, providing a service that allows customers to purchase energy from various energy providers; Energy usage management; Energy usage management information services; Information in the field of energy efficiency; Retail electricity provider services, namely, providing a service that allows customers to purchase energy, namely, electricity, and renewable energy; Utility bill management services, namely, tracking, reporting, analyzing and delivering energy information in the form of utility bills and utility meter data rate schedules.

In International Class 035, the mark was first used by the applicant or the applicant's related company or licensee predecessor in interest at least as early as 06/30/2010, and first used in commerce at least as early as 06/30/2010, and is now in use in such commerce. The applicant is submitting one(or more) specimen(s) showing the mark as used in commerce on or in connection with any item in the class of listed goods and/or services, consisting of a(n) Company Website.

Specimen-1 [SPE0-1-50167967-145514421_._Screen_Shot_2014-06-26_at_3.58.37_
PM.pdf] International Class 039: Distribution of energy

In International Class 039, the mark was first used by the applicant or the applicant's related company or licensee predecessor in interest at least as early as 06/30/2010, and first used in commerce at least as early as 06/30/2010, and is now in use in such commerce. The applicant is submitting one(or more) specimen(s) showing the mark as used in commerce on or in connection with any item in the class of listed goods and/or services, consisting of a(n) Company Website.

Specimen-1 [SPE0-2-50167967-145514421_._Screen_Shot_2014-06-26_at_3.58.37_
PM.pdf]

International Class 040: Energy generation services; Energy recycling services, namely, capturing and conversion of wasted energy into electricity and useful steam; Generation of energy; Leasing of energy generating equipment; Leasing of renewable energy equipment for use in converting renewable resources into power; Production of energy; Production of energy via renewable and non- renewable fuels.

In International Class 040, the mark was first used by the applicant or the applicant's related company or licensee predecessor in interest at least as early as 06/30/2010, and first used in commerce at least as early as 06/30/2010, and is now in use in such commerce. The applicant is submitting one(or more) specimen(s) showing the mark as used in commerce on or in connection with any item in the class of listed goods and/or services, consisting of a(n) Company Website.

Specimen-1 [SPE0-3-50167967-145514421_._Screen_Shot_2014-06-26_at_3.58.37_
PM.pdf]

Specimen-2 [SPE0-50167967-224942725_._Screen_Shot_2014-06-26_at_3.58.37_PM.pdf]

For informational purposes only, applicant's website address is:
www.dominovasenergy.com

The applicant's current Correspondence Information:
Michael Watkins, COO
1395 Chattahoochee Avenue
Atlanta, Georgia 30318
770-331-8018 (phone)
michael@dominovasenergy.com;neal@dominovas.com;
kerry@dominovasenergy.com (authorized)

Dominovas Energy formally applied to have RUBICON (the mark) recognized as an official Trademark symbol, protected by the rights, thereto, as offered by the United State Patent and Trademark Office (USPTO), July 4th, 2014. The registered serial number is 86330322.

SUMMARY OF APPLICATION DATA FOLLOWS:

APPLICATION DATA: TRADEMARK/SERVICE MARK APPLICATION, PRINCIPAL REGISTER TEAS PLUS APPLICATION

The applicant, Dominovas Energy Corporation, a corporation of Nevada, having an address of 1395 Chattahoochee Avenue, Atlanta, Georgia 30318 United States, requests registration of the trademark/service mark identified above in the United States Patent and Trademark Office on the Principal Register established by the Act of July 5, 1946 (15 U.S.C. Section 1051 et seq.), as amended, for the following:

International Class 009: Apparatus and instruments for conveying, distributing, transforming, storing, regulating or controlling electric current; Electrical distribution boxes; Electrical distribution systems, namely, power distribution panels; Electrical power distribution units;

Electricity router for managing and optimizing energy loads within a building; Electronic devices, namely, energy meters for tracking and monitoring energy usage; Electronic monitors and monitor modules for monitoring electric current and electrical signals.

In International Class 009, the mark was first used by the applicant or the applicant's related company or licensee predecessor in interest at least as early as 08/04/2010, and first used in commerce at least as early as 08/04/2010, and is now in use in such commerce. The applicant is submitting one(or more) specimen(s) showing the mark as used in commerce on or in connection with any item in the class of listed goods and/or services, consisting of a(n) Website.

Specimen-1 [SPE0-715680180-104023336_._Use_in_Commerce_Website.pdf]

International Class 040: Production of energy; Production of energy via renewable and non-renewable fuels.

In International Class 040, the mark was first used by the applicant or the applicant's related company or licensee predecessor in interest at least as early as 08/04/2010, and first used in commerce at least as early as 08/04/2010, and is now in use in such commerce. The applicant is submitting one(or more) specimen(s) showing the mark as used in commerce on or in connection with any item in the class of listed goods and/or services, consisting of a(n) Website.

Specimen-1 [SPE0-1-715680180-104023336_._Use_in_Commerce_Website.pdf]

For informational purposes only, applicant's website address is:
www.dominovasenergy.com

The applicant's current Correspondence Information:
Michael Watkins, COO
1395 Chattahoochee Avenue
Atlanta, Georgia 30318
(800) 679-1249 (phone)
michael@dominovasenergy.com;neal@dominovas.com;
kerry@dominovasenergy.com (authorized)

Dominovas Energy's Executive Vice President for Fuel Cell Operations, Shamiul Islam, Ph.D., owns the following patents:

1. Josephine M. Hill and SHAMIUL ISLAM, `CHEMICAL COMPOSITIONS SUITABLE FOR USE AS SOLID OXIDE FUEL CELL ANODES, AND PROCESSES FOR MAKING SAME', US provisional patent, Filed on Feb. 2013.

2. Byong-Taek Lee, Ho-Yeon Song, SHAMIUL ISLAM and Min-Sung Kim, `METHOD OF POROUS UNIDIRECTIONAL SI2N2O-SI3N4 COMPOSITE USING ETHANOL BUBBLES IN A VISCOUS POLYMERIC SLURRY'. Korean patent. Registration no. 1010442020000, Application no. 1020090016255, (2009).

EMPLOYEES

Dominovas Energy presently has ten (10) employees. We believe that our relationship with our employees is satisfactory. We plan to employ more qualified employees in the future, as contracts are executed resulting in multi-megawatt orders. We plan to keep staff at a minimum to minimize overhead. All employees have signed non-competes and non-disclosure agreements as well as a Foreign Corruption Practices Act (FCPA) document.

GOVERNMENT REGULATIONS

Our business is not subject to substantial regulation. However, our target markets, such as power generation, are subject to varying degrees of regulation, which varies depending on the host nation. We plan to work closely with the host nation governments in implementing our projects and to carefully comply with all applicable regulations.

                          INVESTMENT IN PRO ECO ENERGY

Dominovas Energy Corporation additionally owns 41% of the common stock of Pro Eco Energy Ltd., ("Pro Eco Energy"), which is a combination of two private related companies - Swiss Solar Tech (SST) Ltd. and Pro Eco Energy Ltd. The two companies are located in Summerland, British Columbia and each provides energy efficient and environmentally friendly heating and cooling HVAC systems for commercial buildings. The combined entities specialize in a variety of clients including hotels, resorts and multi-residential buildings, combining solar thermal with ground - source heat pumps, heat recovery systems and geothermal ground loops as necessary to improve efficiency and reduce energy costs.. Pro Eco Energy expects that, by utilizing the most advanced technologies and custom-designed hybrid systems, energy cost savings of greater than 50% can be realized for customers.

ITEM 1A. RISK FACTORS

Investing  in our  common  stock  involves  a high  degree of risk.  You  should carefully consider the risks described below, together with the other information contained in this filing, before making your decision to invest in shares of our common stock. We cannot assure you that any of the events discussed in the risk factors below will not occur. These risks could have an adverse impact on our business, results of operations, financial condition and cash flows. If any of the following risks develops into an actual event, the trading price of our common stock could decline, and you could lose all or part of your investment.

WE HAVE LIMITED OPERATING HISTORY AND FACE MANY OF THE RISKS AND DIFFICULTIES FREQUENTLY ENCOUNTERED BY DEVELOPMENT STAGE COMPANY.

To date, our efforts have been focused primarily on the research, design, development and marketing of our business model. We, including our subsidiary, have limited operating history for investors to evaluate the potential of our business development. We have limited net revenues and net income from operations. There can be no assurance that we will be able to implement our business plan based on the foregoing factors.

WE EXPECT TO COMPETE WITH MORE ESTABLISHED AND WELL-RECOGNIZED COMPANIES, WHICH MAY HAVE A COMPETITIVE ADVANTAGE.

We operate primarily in the fuel cell industry, which is, with a number of small and large companies in the United States and abroad. We expect that some of our competitors and potential competitors have substantially greater capital resources and more experience in our industry and may have significant competitive advantages. Some of our competitors are part of national or international companies and may be able to receive administrative, financial and other support that reduce their operating costs and have successful marketing and promotional campaigns.

OUR FUTURE SUCCESS IS DEPENDENT, IN PART, ON THE PERFORMANCE AND CONTINUED SERVICE OF OUR OFFICERS AND DIRECTORS, AND ANY LOSS OF THEIR SERVICES WOULD LIKELY RESULT IN MATERIAL AND ADVERSE EFFECTS ON OUR OPERATING RESULTS.

We depend upon the experience, abilities and continued services of our officers and directors. The loss of the services of our officers could have a material adverse effect on our business, financial condition or results of operation.

IF WE CANNOT HIRE OR RETAIN SKILLED EXECUTIVE, MANAGERIAL AND TECHNICAL PERSONNEL, OUR BUSINESS CAN BE ADVERSELY AFFECTED.

A failure to attract and retain qualified individuals for our senior executive and technical positions could adversely affect our operations and any future revenues. We continue to seek additional qualified personnel in order to expand our development efforts and operations. There is no assurance that we will be able to attract and retain any such qualified personnel.

OUR PRODUCTS DO NOT YET HAVE AN OPERATIONAL HISTORY OF RUNNING AT FULL CAPACITY ON AN EXTENDED BASIS IN THE EMERGING MARKETS THAT WE INTEND TO ENTER.

The modules included in our products have been operated successfully in a number of locations on a trial or limited scale basis. However, the products have not yet been demonstrated operating at full capacity in the emerging markets that we intend to enter.

THE MARKET FOR OUR PRODUCTS IS NOT WIDELY ESTABLISHED, AND COMPETITORS MAY BETTER PREDICT HOW THE MARKET WILL DEVELOP.

There is a significant market risk resulting from the fact that our products and technology, as well as fuel cell technology in general, have not yet been fully accepted by the target markets. Significant efforts are still required to overcome the market's heavy reliance on traditional power generation sources. Additionally, competing makers of fuel cell systems may better predict the direction in which the market may develop. We will need to continue to invest in marketing and sales, along with keeping its research active specific to newer iterations of new and improved fuel cell methodologies relative to the RUBICON's(TM) operation and deployment, in order to remain competitive.

THE POWER INDUSTRY REGULATORY FRAMEWORK MAY DISFAVOR FUEL CELLS AS A SOURCE OF POWER.

A number of power generating technologies that we consider to be less competitive receive significant government subsidies both domestically and abroad.. To the extent that technologies such as solar, wind, bio-fuel and geothermal energy are favored by governmental policies and programs and fuel cells are not, it could make it more costly for us to overcome these economic incentives for our potential customers to select the favored technologies.

WE WILL REQUIRE FINANCING TO ACHIEVE OUR CURRENT BUSINESS STRATEGY AND OUR INABILITY TO OBTAIN SUCH FINANCING COULD PROHIBIT US FROM EXECUTING OUR BUSINESS PLAN AND CAUSE US TO SLOW DOWN OUR EXPANSION OF OPERATIONS.

We will need to raise additional funds through public or private debt or sale of equity to achieve our current business strategy. Initially, seed money is needed to fund our international projects and for working capital to build and carry our power generating facilities until payment is made by our customers. Our capital requirements to implement our business strategy will be significant. Moreover, in addition to monies needed to continue operations over the next twelve months, we anticipate requiring additional funds in order to significantly expand our operations and undertake performance under some of the important contracts we have been awarded. If we are unable to obtain financing on acceptable terms, we could be forced to delay or scale back our business plan. In addition, such inability to obtain financing on acceptable terms could have a material adverse effect on our business, operating results, or financial condition. Currently, we have no established bank-financing arrangements. Therefore, it is likely we would need to seek additional financing through subsequent future private offering of our equity securities, or through strategic partnerships and other arrangements with corporate partners.

WE MAY FACE DAMAGE TO OUR PROFESSIONAL REPUTATION OR LEGAL LIABILITY IF OUR POTENTIAL CLIENTS ARE NOT SATISFIED WITH OUR SERVICES.

As a development stage company in the fuel cell industry, we will initially depend to a large extent on our relationships with our potential clients and our reputation for professional services and integrity to attract and retain clients. The members of the target industries are likely to communicate with one another. As a result, if a client is not satisfied with our services or it may be more damaging in our business than in other businesses. To date, Dominovas Energy has had no adverse interactions with potential or actual clients.

WE MAY FACE LEGAL LIABILITIES FROM WARRANTY CLAIMS MADE AGAINST OUR PRODUCTS.

Our agreements with customers may involve projects that are critical to the operations of our clients' businesses. If we fail to meet our contractual obligations, we could be subject to legal liability, which could adversely affect our business, operating results and financial condition. The provisions we typically include in our contracts which are designed to limit our exposure to legal claims relating to our services may not protect us or may not be enforceable under some circumstances or under the laws of some jurisdictions. If a legal judgment is rendered against us we may be forced to limit out proposed operations or cease our operations. Defending ourselves in any large lawsuit would likely result in a material adverse effect on our operations.

                        RISK RELATED TO OUR CAPITAL STOCK

OUR SECURITIES ARE CONSIDERED HIGHLY SPECULATIVE BECAUSE OF THE EARLY STAGE OF DEVELOPMENT AND NATURE OF OUR BUSINESS.

We operate in an industry that is highly competitive, fast developing and subject to rapid technological advances. We do not have a significant market presence, and have generated limited revenues. Any profitability of our business depends on our successfully executing our business plan, which is subject to the risks inherent in any new business and those risks specific to the fuel cell industry. In addition, we continue to seek additional investment either through debt or equity to develop our business plan and to sustain our future business operations.

OUR SECURITIES ARE SUBJECT TO THE "PENNY STOCK" REGULATIONS OF THE SEC, WHICH MAY RESTRICT TRADING OF OUR COMMON STOCK IN THE EVENT A TRADING MARKET DEVELOPS FOR OUR SHARES.

The SEC defines a "penny stock" as any equity security other than a security excluded from such definition by Rule 3a51-1 of the Exchange Act. Generally, a "penny stock" is any equity security that has a market price of less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Since our shares are not listed on a national stock exchange and the market price of our shares is less than $5.00 per share, our securities are subject to the penny stock rules under Rule 15g-9 of the Exchange Act, which imposes restrictions on broker-dealers who sell to persons other than established customers and accredited investors.

The penny stock rules require a broker-dealer to, prior to the sale of the penny stock to approve the purchaser's account for transactions in penny stocks by obtaining the purchaser's information regarding his or her financial situation, investment experience and investment objectives. The broker-dealer must deliver a standardized risk disclosure document prepared by the SEC to provide the purchaser with additional information including current bid and offer quotations for the penny stock, the compensation of the broker- dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the purchaser's account. The broker-dealer must make a written determination that the penny stock is a suitable investment for the purchaser and that the purchaser has sufficient knowledge and experience in financial matters. In addition, the broker-dealer must receive the purchaser's written agreement to the transaction. These additional requirements may affect the ability of broker-dealers to trade our securities and reduce the level of trading activity in the secondary market. As a result, penny stock rules limit the marketability of our common stock and may discourage investors from purchasing our common stock at such time, if ever, that our stock is available for market purchase.

FUTURE SALES OR ISSUANCES OF SUBSTANTIAL AMOUNTS OF OUR COMMON STOCK COULD AFFECT THE MARKET PRICE OF OUR COMMON STOCK.

In the future, we may issue our authorized but previously unissued equity securities, resulting in the dilution of the ownership interests of our present stockholders.

We may also issue additional shares of our common stock or other securities that are convertible into or exercisable for common stock in connection with hiring or retaining employees or consultants, future acquisitions, future sales of our securities for capital raising purposes, or for other business purposes.

Future sales or issuances of substantial amounts of our common stock, or securities convertible or exchangeable into shares of our common stock, in the public market, or perceptions that those sales, issuances and/or conversions could occur, could adversely affect the price of our common stock at such time, if ever, that our stock is traded, and our ability to raise capital in the future. At the present time, we expect that we will require substantial amounts of outside funding to finance our operations and pay our obligations under an acquisition contract, which could be raised through the sale of our common stock or securities exercisable or convertible into our common stock. Our ability to issue additional shares of our common stock or any class of stock that is convertible into shares of common stock may be limited by the causing an "overhang" that may reduce the price of our common stock if, as and when there is trading in our common stock.

WE WILL INCUR SIGNIFICANT COSTS AS A RESULT OF OPERATING AS A PUBLIC COMPANY, AND OUR MANAGEMENT WILL DEVOTE SIGNIFICANT TIME TO NEW COMPLIANCE INITIATIVES.

We will incur significant legal, accounting and other expenses as a public company, including costs resulting from public company reporting obligations under the Securities Exchange Act of 1934, as amended, and regulations regarding corporate governance practices, such as accurately and timely filing annual and interim reports, soliciting proxies for annual and special meetings of stockholders, conflicts of interest policies and a code of conduct. Our management and other personnel will need to devote a significant amount of time to ensure that we comply with all of these requirements. Moreover, the reporting requirements, rules and regulations will increase our legal and financial compliance costs and will make some activities more time- consuming and costly. Any changes we make to comply with these obligations may not be sufficient to allow us to satisfy our obligations as a public company on a timely basis, or at all. These reporting requirements, rules and regulations, coupled with the increase in potential litigation exposure associated with being a public company, could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors or board committees or to serve as executive officers, or to obtain certain types of insurance, including directors' and officers' insurance, on acceptable terms.

THERE IS NO ASSURANCE OF A CONTINUING PUBLIC MARKET OR THAT OUR COMMON STOCK WILL EVER TRADE ON A RECOGNIZED EXCHANGE. THEREFORE, YOU MAY BE UNABLE TO LIQUIDATE YOUR INVESTMENT IN OUR STOCK.

While our common shares trade on the OTC Bulletin Board, the market for our common stock has not been liquid and trading has often been sporadic. There is no assurance that this market will grow into a regular trading market, or that if a trading market is developed, it will be sustained. In the absence of a trading market, an investor may be unable to liquidate their investment.

WE DO NOT INTEND TO PAY ANY DIVIDENDS.

We have not paid any dividends on our common stock and do not anticipate declaring any dividends on our common stock in the foreseeable future. Our board of directors presently intends to retain all earnings, if any, for use in our business operations and development of facilities.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES

The Company presently utilizes modest office facilities adequate for the Company's current operations. The facility that the Company is leasing is an approximately 20,000 square foot office and plant facility in the Atlanta area. An additional and larger building may be required in the future.

OFF BALANCE SHEET ARRANGEMENTS

We have no off balance sheet arrangements.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

Our common stock is quoted on the OTC Bulletin Board under the symbol "DNRG". The following table shows the quarterly range of high and low bid information for our common stock over the fiscal quarters for the last two fiscal years as quoted on the OTC Bulletin Board. The bid prices represent quotations by dealers without adjustments for retail mark-ups, mark-downs or commissions and may not represent actual transactions. Investors should not rely on historical prices of our common stock as an indication of its future price performance.

The last sale price of our common stock as reported on Yahoo! Finance on November 21, 2014 was $.35 per share:

             Quarter Ended        Bid High          Bid Low
             -------------        --------          -------
             08/31/2014            $ 0.60           $ 0.60
             05/31/2014            $ 0.00           $ 0.00
             02/28/2014            $ 0.00           $ 0.00
             11/30/2013            $ 0.00           $ 0.00
             08/31/2013            $ 0.00           $ 0.00
             05/31/2013            $ 0.00           $ 0.00
             02/29/2013            $ 0.00           $ 0.00
             11/30/2012            $ 0.00           $ 0.00

TRANSFER AGENT

Our shares of common stock are in registered form. Our transfer agent for our common stock is the Nevada Agency and Trust Company at 50 West Liberty Street, Suite 880, Reno, NV 89501, Tel: 775-322-0626 Fax: 775-322-5623

HOLDERS OF COMMON STOCK

As of August 31, 2014, we had 90,525,125 shares of our common stock outstanding.

Our shares of common stock are certificated.. Our transfer agent for our common stock is the Nevada Agency and Trust Company at 50 West Liberty Street, Suite 880, Reno, NV 89501, Tel: 775-322-0626 Fax: 775-322-5623

DIVIDEND POLICY

We have not declared or paid any cash dividends on our common stock or other securities and do not anticipate paying any cash dividends in the foreseeable future. Any future determination to pay cash dividends will be at the discretion of the Board of Directors and will be dependent upon our financial condition, results of operations, capital requirements, and such other factors as the Board of Directors deem relevant.

RECENT SALES OF UNREGISTERED SECURITIES

Authorized: 200,000,000 common shares.

On April 14, 2010, the Company adopted a stock option plan allowing the Company's directors to grant up to 5,000,000 stock options pursuant to the terms and conditions of the stock option plan. As at August 31, 2014 no options have been granted.

On November 12, 2012, the Company issued 30,769,857 shares of common stock at $0.00125 per share for gross proceeds of $38,462.

On November 27, 2012, the Company issued 480,000 common shares at $0.25 per share for gross proceeds of $120,000.

On November 12, 2012, the Company issued 2,500,000 shares of common stock in exchange for the conversion of $3,125 of debt (Note 3).

On December 1, 2013, the Company issued 1,000,000 shares to an officer of the Company for accounting services rendered. The fair value of the shares is $10,000.

On December 1, 2013, the Company issued 1,000,000 shares to a director of the Company for consulting services rendered. The fair value of the shares is $10,000.

On December 1, 2013, the Company issued 2,250,000 shares to directors of the Company for directors' fees. The fair value of the shares is $22,500.

On December 6, 2013, the Company issued 3,016,666 shares at $0.01 per share for gross proceeds of $30,167.

On December 15, 2013, the Company issued the 4,000,000 shares for the acquisition of 41% of Pro Eco. The estimated fair value of the shares on issuance was $198,788 (Note 3).

On December 20, 2013, the Company issued 3,000,000 shares to settle debt of $75,000 owing to an officer of the Company and to the President and CEO of the Company. The fair value of the shares was $30,000. The gain on the settlement of the debt of $45,000 has been recorded as additional paid in capital.

On January 22, 2014, the Company issued 1,285,000 shares at $0.01 per share for gross proceeds of $12,850.

On February 20, 2014, the Company acquired 100% of Dominovas Energy LLC in exchange for 45,000,000 of the Company's common shares. The estimated fair value of the shares on issuance was $450,000 (Note 8).

On February 20, 2014, a director of the Company cancelled 4,495,734 shares owned by the President and CEO of the Company.

On May 15, 2014, the Company issued 467,200 shares at $0.25 per share for gross proceeds of $116,800.

On August 31, 2014, the Company issued 60,000 shares at $0.25 per share for gross proceeds of $15,000.

During the period from January 1, 2010 to February 24, 2014 there were no other issuances of common stock.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

On April 14, 2010, the Company adopted a stock option plan allowing the Company's directors to grant options to purchase up to 5,000,000 shares of the Company's common stock pursuant to the terms and conditions of the stock option plan. As of November 30, 2014, no such options have been granted.

REPURCHASE OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

On February 13, 2014, the holders of a debenture convertible into common stock of the Company contributed such debenture to the Company without consideration. No interest or principal was paid or will be payable on such debenture, and such debenture was not converted into common stock of the Company. Dallas Gray did not receive any consideration for the cancellation of his shares.

On February 24, 2014 Dallas Gray returned 4,495,734 shares of common stock of the Company for cancellation.

LEGAL PROCEEDINGS

None

CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

During the year ended August 31, 2014, the Company incurred $23,000 (2013 - $87,000) in consulting fees to a relative of a director of the Company. As at August 31, 2014, $Nil (2013 - $22,500) owing to the related party is included in accounts payable. The amount is unsecured, non-interest bearing and due on demand.

During the year ended August 31, 2014, the Company incurred $23,514 (2013 - $55,000) in accounting fees to a director of the Company. As at August 31, 2014, $Nil (2013 - $41,096) owing to the related party is included in accounts payable. The amount is unsecured, non-interest bearing and due on demand.

During the year ended August 31, 2014, the Company incurred wages of $46,500 (2013 - $Nil), $30,000 (2013 - $Nil), $52,000 (2013 - $Nil) and $88,500 (2013 -
$Nil) to the Executive Vice President of Operations, the Executive Vice President of Fuel Cell Operations, the Chief Operating Officer and the President and Chief Executive Office of the Company, respectively. As at August 31, 2014, unpaid wages of $162,950 (2013 - $Nil) was owing to the related parties and is included in accounts payable.

As at August 31, 2014, the Company owed notes payable of $50,000 (2013 - $75,000) to a consultant of the Company and $Nil (2013 - $75,000) to a relative of a director of the Company. The notes are non-interest bearing, unsecured and due on demand.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

The following table is a summary of purchases made by or on behalf of our Company or any "affiliated purchaser," of shares or other units of any class of our equity securities that is registered by the issuer pursuant to section 12 of the Exchange Act.

                                                                                         Maximum Number
                                                                                        (or Approximate
                                                                                        Dollar Value) of
                                                                Total Number of        Shares (or Units)
                                                               Shares (or Units)        that May Yet Be
                Total Number of                              Purchased as Part of       Purchased Under
               Shares (or Units)      Average Price Paid      Publicly Announced          the Plans or
Period            Purchased           per Share (or Unit)      Plans or Programs             Programs
------            ---------           -------------------      -----------------             --------
08/31/2014         60,000                    $.25                      Nil                      Nil

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

OVERVIEW AND RECENT DEVELOPMENTS

Dominovas Energy Corporation has engaged the opportunity to support and deploy a "NextGen" clean energy, maximally-efficient, Solid Oxide Fuel Cell (SOFC) as perfected via our proprietary reformer and "Intelligent Communications Operating System" (ICOS), coupled with our unparalleled and advanced knowledge of fuel cells that will allow the manufacturing of what we know will be "THE" fuel cell standard of fuel cell systems worldwide.

Emerging markets globally are facing major challenges with the current state of their energy infrastructure, even as their economies continue growing at trajectory rates. Dominovas Energy and the various country leaders that have been engaged agree that the provision of technologically-advanced and advanced energy infrastructure will play a crucial role in facilitating their respective country's continued expectation, relative to strong economic growth domestically and continued global competitiveness.

The first step in the process is to examine and analyze the current "State of Energy" in the various emerging markets around the world. With site visits to Africa and through additional research, Dominovas Energy has identified key partners and has created strategies to capture sizable market share of the power generation industry. Dominovas Energy's early missions have been quite successful and cumulated in its obtaining Letters of Interest or Memorandum of Understanding for the deployment of multiple MWs.

Most recently, Dominovas Energy was humbled by the openness and sincerity displayed and shared by the government during our site visits to Luanda, Angola and Conakry, Guinea. Increasingly, Dominovas Energy is given the opportunity to present its technology solution that has the overwhelming potential to positively affect countries on an epic scale. Key has been the relationship that Dominovas Energy has with key decision and policy makers that openly have exhibited the willingness to acknowledge the problem that severely threatens the viability of their countries. This truly speaks volumes about the strength and courage of these leaders we are currently engaging.

Through research and interviews we have found that governments of countries in emerging markets spend an enormous amount on fuel stock for their own power generation plants and/or third party electricity generation plants, which in turn convert the fuel to electricity and release the electricity to the grid. A critical disconnect within the system, however, lies in the fact that as a result of degradation to the existing transmission infrastructure, on average approximately 60% of the power generated reaches end users.

The energy generators sole responsibility is to create the energy. Typically, the government has the responsibility of collecting payment for the energy that has been generated and consumed. This places the government in an untenable position between the number of those legally receiving energy and not paying, along with the rate of those "diverting" electricity at over 40%...small numbers individually, but collectively the numbers account for millions of dollars a year in lost revenue and unintended subsidies.

Dominovas Energy's "Distributed Power Solution" drastically reduces the immediate need to upgrade transmission infrastructure due to the RUBICON'S(TM) ability to be deployed where it is needed and not rely on long and expensive transmission lines. The RUBICON'S(TM) modular design, relatively small footprint, quiet nature, and low carbon foot print make it a perfect candidate for being deployed in center city, residential, and/or industrial settings. Dominovas Energy expects that the deployment of the RUBICON(TM) wiLl successfully address the concerns relative to the immediacy in the need for power, without sacrificing quality of life.

The RUBICON(TM) additionally is expected to provide significant returns for shareholders due to its intent to enter into long-teRm profitable contracts. In fact, the RUBICON(TM) brings many options to the table that were, heretofore, not possible because tHe technological advances had not been made to allow for such opportunities. For example, because the RUBICON(TM) has the uniqUe ability to function utilizing multiple fuel sources, there is a great opportunity to revitalize and expand into the mining, agricultural, and industrial sectors to levels never witnessed before; the potential benefit is to be able to provide reliable electricity more efficiently to the mining sector and the remediation of the bio waste that can now be used as fuel for entire countries.

For emerging markets, the impact nets the following: self-sufficiency in energy and job creation, savings in fuel costs, decreased emissions, and overall improved quality of life. This is made possible because of the efficiencies of the RUBICON(TM) and tHe inefficiencies of other technologies, coupled with the inadequacies and shortcomings of the current distribution system now in place in most emerging countries.

The cornerstones upon which Dominovas Energy confidently and without reservation feels it can and will effectuate change of epic proportion across the globe, when given the opportunity are:

     *    Close to 100% Green Technology.
     *    Modular energy systems that allow for unparalleled efficiencies.
     *    Unrivaled Affordability Creating a True "ROI."
     * Create the Fuel Cell Universe in Africa, for worldwide development, manufacturing, distribution, and new technology research.

All energy options are not created equal. The exigent nature of emerging markets' energy needs should not create a situation, whereby, the immediate need is tempered and the problem not solved, but exacerbated. Current options are problematic in that many solutions are insufficient and create results of a greater magnitude.

Several targeted countries are currently seeking to add coal-fired, hydropower, wind, and solar plants. Fuel cell generated power is a great complement to any country's sustainable power generation plan. It is our stance that there is not one solution that fits all scenarios, but the RUBICON(TM) is definitely a solution that is robust, clean, and can be deployed profitably.

Our audited  financial  statements  are stated in United States  Dollars and are
prepared  in  accordance  with  United  States  Generally  Accepted   Accounting
Principles.

LIQUIDITY

ANTICIPATED CASH REQUIREMENTS

Over the next 12 months, we have estimated our minimum cash requirements as follows:

Operating Expenses
Management and consulting fees                                        $1,160,000
Professional fees                                                         60,000
General, administration and all other expenses                         2,045,000
                                                                      ----------

Total                                                                 $3,265,000
                                                                      ==========

For the 12 months ended August 31, 2014, we recorded a net operating loss of $1,953,707. As at August 31, 2014, we had cash of $5,096 and for the next 12 months, management estimates minimum cash requirements of $3,265,000 to fund our on-going operations and planned fuel cell design, manufacture and business development activities. Accordingly, we do not have sufficient funds to meet our plan of operation over the next 12 months and will need to obtain further financing.

Our financial condition for the years ended August 31, 2014 and 2013 and the changes between those periods for the respective items are summarized as follows:

WORKING CAPITAL

Our working capital position as at August 31, 2014 compared to August 31, 2013 and the cash flows for the years then ended are summarized below:

                                                              12 months Ended August 31,
                                                               2014                   2013
                                                           ------------           ------------
Current Assets                                             $     37,037           $      3,156
Current Liabilities                                           1,346,846                359,329
Working Capital (Deficiency)                               $ (1,116,903)          $   (356,173)

The increase in our working capital deficiency was primarily due to an increase liabilities related to the acquisition and an increase in business development activities.

CASH FLOWS

                                                              12 months Ended August 31,
                                                               2014                   2013
                                                           ------------           ------------
Net cash used in Operating Activities                      $   (209,645)          $   (307,538)
Net cash provided by(used in)Investing Activities          $    (10,000)          $         --
Net cash provided by Financing Activities                  $    224,741           $    307,538
Increase (Decrease) in Cash during the Year                $         --           $         --
Cash, Beginning of Year                                    $         --           $         --
Cash, End of Year                                          $      5,096           $         --

During the years ended August 31, 2014 and 2013:

     (i) Net cash used in operating activities was $209,645 for our year ended August 31, 2014 and $307,538 for our year ended August 31, 2013.

     (ii) Net cash provided by/used in investing activities was $10,000 and $Nil for our years ended August 31, 2014 and 2013.

     (iii)Net cash from financing activities was $224,741 for our year ended August 31, 2014 and $307,538 for our year ended August 31, 2013.

RESULTS OF OPERATIONS

The following summary of our results of operations should be read in conjunction with our audited financial statements for the year ended August 31, 2014 and 2013 which are included herein.

                                                           12 months Ended August 31,
                                                          2014                   2013
                                                      ------------           ------------
Revenue                                               $        Nil           $        Nil
                                                      ------------           ------------
Expenses
  Audit and accounting fees                                 60,120                 68,538
  Depreciation                                                  --                     --
  Consulting fees and expenses                              43,750                127,625
  Corporate finance fee                                         --                 47,250
  Directors' fees                                           25,000                     --
  Due Diligence fee                                             --                 35,761
  Foreign exchange loss                                      4,087                  1,790
  Fain on settlement of debt                              (140,000)                40,000
  Interest expense                                          16,712                 10,979
  Investor communications and transfer agent                11,159                 13,689
  Dominovas Energy LLC acquisition costs                   513,652                     --
  Legal fees                                               208,659                 22,456
  Loss on investment                                        15,882                     --
  Marketing                                                  4,540                     --
  Office and general administration                        902,252                 43,983
  Salaries and management fees                             217,000                     --
  Travel and entertainment                                  70,894                 14,084
                                                      ------------           ------------
Total expenses                                           1,953,707                386,155

Other items                                                     --                 40,000
                                                      ------------           ------------

Net Loss                                                (1,953,707)              (426,155)
                                                      ============           ============

REVENUE

We have not earned any revenues since our inception and we do not anticipate earning revenues until such time as we have deployed the initial RUBICON(TM) fuel cell power plants under a long-term agreement. We are currently in the early stage of our business and we can provide no assurances that we will sign a long-term agreement..

EXPENSES

Our operating expenses for the year ended August 31, 2014 compared to the same period in 2013 increased by the net amount of $1,527,551.

GOING CONCERN

The audited financial statements accompanying this report have been prepared on a going concern basis, which implies that our Company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business. Our Company has not generated revenues since inception, has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of our Company as a going concern is dependent upon: (i) the continued financial support from our shareholders; (ii) the ability of our Company to continue raising necessary equity financing to achieve its operating objectives; and (iii) the eventual attainment of profitable operations. As at August 31, 2014, our Company has a negative working capital of $1,116,902..

Our independent auditors included an explanatory paragraph in their annual report on our financial statements for the year ended August 31, 2014 regarding concerns about our ability to continue as a going concern. In addition, our financial statements contain further note disclosures in this regard. The continuation of our business plan is dependent upon our ability to continue raising sufficient new capital from equity or debt markets in order to fund our on-going operating losses and oil and gas acquisition and exploration activities. The issuance of additional equity securities could result in a significant dilution in the equity interests of our current stockholders.

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

ASSET RETIREMENT OBLIGATIONS

The Company accounts for asset retirement obligations in accordance with the provisions of Statement of Financial Accounting Standard (SFAS) No. 143 "Accounting for Asset Retirement Obligations". SFAS No. 143 requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs an obligation associated with the retirement of tangible long-lived assets resulting from the acquisition, construction, development and/or normal use of these assets. At August 31, 2014, the Company has not recognized any amount for asset retirement obligations.

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

The Company on April 14, 2010 adopted a stock  option  plan.  However no options
have  been  granted  as  at  August  31,  2014  and  therefore  no   stock-based
compensation has been recorded to date for stock options.

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

Not Applicable

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


             [LETTERHEAD OF DALE MATHESON CARR-HILTON LABONTE LLP]


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Dominovas Energy Corporation (formerly Western Standard Energy Corp.)

We have audited the accompanying consolidated balance sheets of Dominovas Energy Corporation (formerly Western Standard Energy Corp.) as of August 31, 2014 and 2013 and the related consolidated statements of operations, stockholders' deficit and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of Dominovas Energy Corp. (formerly Western Standard Energy Corp.) as of August 31, 2014 and 2013 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has not generated revenues since inception, has incurred losses in developing its business, and further losses are anticipated. The Company requires additional funds to meet its obligations and the costs of its operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in this regard are described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                 /s/ Dale Matheson Carr-Hilton Labonte LLP
                                 -----------------------------------------------
                                                           CHARTERED ACCOUNTANTS

Vancouver, Canada
December 24, 2014

                          Dominovas Energy Corporation
                    (formerly Western Standard Energy Corp.)

                           CONSOLIDATED BALANCE SHEETS


                                                                 August 31,             August 31,
                                                                    2014                   2013
                                                                ------------           ------------
ASSETS

CURRENT ASSETS
  Cash                                                          $      5,096           $         --
  Prepaids                                                            31,941                  3,156
                                                                ------------           ------------
                                                                      37,037                  3,156
                                                                ------------           ------------

Interest in Pro Eco Energy                                           192,906                     --
                                                                ------------           ------------

                                                                $    229,943           $      3,156
                                                                ============           ============
LIABILITIES

CURRENT LIABILITIES
  Bank indebtedness                                             $         --           $         76
  Accounts payable                                                   281,815                 76,464
  Accrued liabilities                                              1,015,031                  4,500
  Due to related parties                                                  --                139,860
  Notes payable                                                       50,000                150,000
  Convertible debentures                                                  --                128,289
                                                                ------------           ------------
                                                                   1,346,846                359,329
                                                                ------------           ------------

STOCKHOLDERS' DEFICIT

COMMON STOCK
  Authorized:
   200,000,000 common shares with par value of $0.001
  Issued and outstanding:
   90,525,125(August 31,2013-33,941,993) common shares                90,527                 33,942
ADDITIONAL PAID IN CAPITAL                                         5,955,332              4,818,940
OBLIGATION TO ISSUE SHARES                                                --                150,000
DEFICIT                                                           (7,162,762)            (5,359,055)
                                                                ------------           ------------
                                                                  (1,116,903)              (356,173)
                                                                ------------           ------------

                                                                $    229,943           $      3,156
                                                                ============           ============

   The accompanying notes are an integral part of these financial statements

                          Dominovas Energy Corporation
                    (formerly Western Standard Energy Corp.)

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                       Year ended             Year ended
                                                       August 31,             August 31,
                                                          2014                   2013
                                                      ------------           ------------
EXPENSES
  Audit and accounting fees                           $     60,120           $     68,538
  Consulting fees and expenses                              43,750                127,625
  Corporate finance fee                                         --                 47,250
  Directors' fees                                           25,000                     --
  Due diligence fee                                             --                 35,761
  Foreign exchange loss                                      4,087                  1,790
  Gain on settlement of debt                              (140,000)                40,000
  Interest expense                                          16,712                 10,979
  Investor communications and transfer agent                11,159                 13,689
  Write-off of intangible asset                            513,652                     --
  Legal fees                                               208,659                 22,456
  Loss on equity accounted investment                       15,882                     --
  Marketing                                                  4,540                     --
  Office and general administration                        902,252                 43,983
  Salaries and management fees                             217,000                     --
  Travel and entertainment                                  70,894                 14,084
                                                      ------------           ------------
                                                         1,953,707                426,155
                                                      ------------           ------------

NET LOSS                                              $ (1,953,707)          $   (426,155)
                                                      ============           ============

LOSS PER SHARE - BASIC AND DILUTED                    $      (0.03)          $      (0.02)
                                                      ============           ============
WEIGHTED AVERAGE NUMBER OF COMMON STOCK
 OUTSTANDING - BASIC AND DILUTED                        66,491,440             27,172,296
                                                      ============           ============


  The accompanying notes are an integral part of these financial statements..

                          Dominovas Energy Corporation
                    (formerly Western Standard Energy Corp.)

                            STATEMENTS OF CASH FLOWS

                                                       Year ended             Year ended
                                                       August 31,             August 31,
                                                          2014                   2013
                                                      ------------           ------------
CASH FLOW FROM OPERATING ACTIVITIES
  Net loss                                            $ (1,953,707)          $   (426,155)
  Non-cash items included in net loss
    Write off of intangible asset                          513,652                     --
    Interest expense                                        11,711                 10,979
    Loss on equity accounted investment                     15,882                     --
    Loss (Gain) on settlement of debt                     (140,000)                40,000
    Stock issued for service                                42,500                     --
  Changes in non-cash working capital
    Prepaid expenses                                       (28,785)                (3,156)
    Accounts payable and accrued liabilities             1,329,102                 70,794
                                                      ------------           ------------
NET CASH USED IN OPERATING ACTIVITIES                     (209,645)              (307,538)
                                                      ------------           ------------
INVESTING ACTIVITIES
  Investment in Pro Eco                                    (10,000)                    --
                                                      ------------           ------------
NET CASH USED IN INVESTING ACTIVITIES                      (10,000)                    --
                                                      ------------           ------------
FINANCING ACTIVITIES
  Notes payable                                             50,000                150,000
  Issuance of common shares for cash                       174,817                158,462
  Convertible debt                                              --                 (1,000)
  Bank debt                                                    (76)                    76
                                                      ------------           ------------
NET CASH FROM FINANCING ACTIVITIES                         224,741                307,538
                                                      ------------           ------------
CHANGE IN CASH                                               5,096                     --
Cash, beginning                                                 --                     --
                                                      ------------           ------------
CASH, ENDING                                          $      5,096           $         --
                                                      ============           ============
SUPPLEMENTARY INFORMATION CASH PAID FOR:
  Interest                                            $         --           $         --
  Income tax                                          $         --           $         --
                                                      ============           ============
NON-CASH FINANCING AND INVESTING ACTIVITIES
  Forgiveness of debt                                 $    140,000           $         --
  Loans converted to common shares                    $     75,000           $         --
                                                      ============           ============


   The accompanying notes are an integral part of these financial statements

                          Dominovas Energy Corporation
                    (formerly Western Standard Energy Corp.)

                       STATEMENTS OF STOCKHOLDERS' DEFICIT

                                        Common stock         Additional    Obligation                                   Total
                                     -------------------       Paid in      to Issue   Subscription  Accumulated     Stockholders'
                                     Shares       Amount       Capital       Shares     Receivable     Deficit         Deficit
                                     ------       ------       -------       ------     ----------     -------         -------
Net Loss                                  --     $    --     $       --    $      --     $    --     $  (121,798)    $  (121,798)
                                  ----------     -------     ----------    ---------     -------     -----------     -----------
BALANCE AUGUST 31, 2012              192,136         192      4,670,033           --        (125)     (4,932,900)       (262,800)

Issuance of stock under private
 placement for cash of $0.00125
 per share                        30,769,857      30,770          7,692           --          --              --          38,462
Issuance of stock under private
 placement for cash of $0.25
 per share                           480,000         480        119,520           --          --              --         120,000
Issuance of stock under debt
 conversion                        2,500,000       2,500            625           --          --              --           3,125
Share subscription cancelled              --          --           (125)          --         125              --              --
Equity portion of convertible
 debt                                     --          --         21,195           --          --              --          21,195
Obligation to issue shares                --          --             --      150,000          --              --         150,000
Net Loss                                  --          --             --           --          --        (426,155)       (426,155)
                                  ----------     -------     ----------    ---------     -------     -----------     -----------
BALANCE AUGUST 31, 2013           33,941,993      33,942      4,818,940      150,000          --      (5,359,055)       (356,173)

Issuance of stock under private
 placement for cash of $0.01
 per share                         4,301,666       4,302         38,715           --          --              --          43,017
Issuance of stock under debt
 conversion                        3,000,000       3,000         72,000           --          --              --          75,000
Issuance of stock for services     4,250,000       4,250         38,250           --          --              --          42,500
Issuance of stock for
 acquisition of Pro Eco            4,000,000       4,000        194,788           --          --              --         198,788
Cancellation of shares            (4,495,734)     (4,496)         4,496           --          --              --              --
Forgiveness of obligation
 to issue shares                          --          --             --     (150,000)         --         150,000              --
Issuance of stock for
 acquisition of Dominovas         45,000,000      45,000        405,000           --          --              --         450,000
Issuance of stock under private
 placement for cash of $0.25
 per share                           527,200         527        131,273           --          --              --         131,800
Gain on forgiveness of related
 party debt                               --          --        251,872           --          --              --         251,872
Net Loss                                  --          --             --           --          --      (1,953,707)     (1,953,707)
                                  ----------     -------     ----------    ---------     -------     -----------     -----------

BALANCE AUGUST 31, 2014           90,525,125     $90,525     $5,955,334    $      --     $    --     $(7,162,762)    $(1,116,903)
                                  ==========     =======     ==========    =========     =======     ===========     ===========


    The accompanying notes are an integral part of these financial statements

                          Dominovas Energy Corporation
                    (formerly Western Standard Energy Corp.)

                          NOTES TO FINANCIAL STATEMENTS
                                 August 31, 2014


1. NATURE OF BUSINESS AND CONTINUANCE OF OPERATIONS

Dominovas Energy Corporation (formerly Western Standard Energy Corp.) (the "Company") was incorporated on February 2, 2005 under the laws of the State of Nevada.

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

On February 24, 2014, Dominovas Energy LLC changed its name to Dominovas Technologies LLC ("Dominovas Technologies") and is now a wholly owned subsidiary of the Company.

On February 24, 2014, Western Standard Energy Corp. changed its name to Dominovas Energy Corporation.

GOING CONCERN

These financial statements have been prepared in accordance with United States generally accepted accounting principles (" US GAAP"), on a going concern basis, which contemplated the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company incurred a net loss of $1,953,707 for the year ended August 31, 2014 [2013 - $426,155] and at August 31, 2014 had a deficit accumulated of $7,162,762.. The Company has no revenue and has an accumulated deficit and negative working capital of $1,309,809.. Further losses are anticipated in the development of its business and there can be no assurance that the Company will be able to achieve or maintain profitability. The continuing operations of the Company and the recoverability of the carrying value of its assets depends upon the ability of the Company to obtain necessary financing to fund its on-going working capital requirements and exploration activities, and upon future profitable operations. The accompanying financial statements do not include any adjustments related to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty. There is no assurance that equity or debt capital will be available as necessary to meet the Company's capital requirements or, if the capital is available, that it will be on terms acceptable to the Company. The issuances of additional equity securities by the Company may result in significant dilution in the equity interests of its current shareholders. Obtaining commercial loans, assuming those loans would be available, will increase the Company's liabilities and future cash commitments. If the Company is unable to obtain financing in the amounts and on terms deemed acceptable, the business and future success may be adversely affected.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The financial statements of the Company have been prepared in accordance with US GAAP and are presented in US dollars. The Company has elected to early adopt the guidance in FASB Topic and no longer provides the accounting disclosures for development stage companies. Accordingly, the figures for the period from inception to the current period are no longer provided and all references to development stage operations have been removed. Other recent accounting pronouncements with future effective dates are not expected to have an impact on the Company's financial statements.

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

FINANCIAL INSTRUMENTS

The fair value of the Company's financial instruments, consisting of bank indebtedness, accounts payable, convertible debentures and notes payable are estimated to approximate to their carrying value. It is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

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

INVESTMENTS

Long term investments in which the Company has voting interests of 20% to 50%, or where the Company otherwise has the ability to exercise significant influence, are accounted for using the equity method. Under this method, the Company's share of the investees' earnings and losses are included in operations and its investments therein are adjusted by a like amount. Dividends are credited to the investment accounts.

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

3. INTEREST IN PRO ECO ENERGY

On November 29, 2013, the Company acquired 41% of Pro Eco in exchange for 4,000,000 of the Company's common shares (Note 5).

On December 2, 2013, the Company entered into an agreement to acquire an additional 8.25% of Pro Eco in exchange for the following payments:

     *    $10,000 due on December 2, 2013 (paid);
     *    $10,000 due December 31, 2013 (unpaid);
     *    $10,000 due January 31, 2014 (unpaid); and
     *    $10,000 due May 31, 2014 (unpaid).

The Company has decided to terminate the agreement and return 600,000 shares to the vendor. During the year ended August 31, 2014, the Company recognized its portion of the loss in Pro Eco of $15,882.

4. CONVERTIBLE DEBENTURE

On May 22, 2013, the Company entered into a securities purchase agreement. Under this agreement, a convertible debenture (the "Debenture") in the amount of CDN$140,000 was issued to the Lenders. The Debenture is also convertible, only upon default, into shares of the Company's common stock equal in number to 50% of the total issued and outstanding Common Stock of the Company at the time of conversion. The Debenture is unsecured and matures on May 15, 2014. The Company also had to deliver 600,000 common shares of the Company to the Lenders by May 15, 2014.

On February 11, 2014, the Debenture holders agreed to cancel the Debenture and waived any and all obligation of the Company to pay the debenture or issue the shares. As a result, a gain on the settlement of $290,000 has been recognized in for the year ended August 31, 2014.

5. COMMON STOCK

Authorized: 200,000,000 common shares.

On April 14, 2010, the Company adopted a stock option plan allowing the Company's directors to grant up to 5,000,000 stock options pursuant to the terms and conditions of the stock option plan. As at August 31, 2014 no options have been granted.

On November 12, 2012, the Company issued 30,769,857 shares of common stock at $0.00125 per share for gross proceeds of $38,462.

On November 27, 2012, the Company issued 480,000 common shares at $0.25 per share for gross proceeds of $120,000.

On November 12, 2012, the Company issued 2,500,000 shares of common stock in exchange for the conversion of $3,125 of debt (Note 3).

On December 1, 2013, the Company issued 1,000,000 shares to an officer of the Company for accounting services rendered. The fair value of the shares is $10,000.

On December 1, 2013, the Company issued 1,000,000 shares to a director of the Company for consulting services rendered. The fair value of the shares is $10,000.

On December 1, 2013, the Company issued 2,250,000 shares to directors of the Company for directors' fees. The fair value of the shares is $22,500.

On December 6, 2013, the Company issued 3,016,666 shares at $0.01 per share for gross proceeds of $30,167.

On December 15, 2013, the Company issued the 4,000,000 shares for the acquisition of 41% of Pro Eco. The estimated fair value of the shares on issuance was $198,788 (Note 3).

On December 20, 2013, the Company issued 3,000,000 shares to settle debt of $75,000 owing to an officer of the Company and to the President and CEO of the Company. The fair value of the shares was $30,000. The gain on the settlement of the debt of $45,000 has been recorded as additional paid in capital.

On January 22, 2014, the Company issued 1,285,000 shares at $0.01 per share for gross proceeds of $12,850.

On February 20, 2014, the Company acquired 100% of Dominovas Energy LLC in exchange for 45,000,000 of the Company's common shares. The estimated fair value of the shares on issuance was $450,000 (Note 8).

On February 20, 2014, a director of the Company cancelled 4,495,734 shares owned by the President and CEO of the Company.

On May 15, 2014, the Company issued 467,200 shares at $0.25 per share for gross proceeds of $116,800.

On August 31, 2014, the Company issued 60,000 shares at $0.25 per share for gross proceeds of $15,000.

6. RELATED PARTY TRANSACTIONS

During the year ended August 31, 2014, the Company incurred $23,000 (2013 - $87,000) in consulting fees to a relative of a director of the Company. As at August 31, 2014, $Nil (2013 - $22,500) owing to the related party is included in accounts payable. The amount is unsecured, non-interest bearing and due on demand.

During the year ended August 31, 2014, the Company incurred $23,514 (2013 - $55,000) in accounting fees to a director of the Company. As at August 31, 2014, $Nil (2013 - $41,096) owing to the related party is included in accounts payable. The amount is unsecured, non-interest bearing and due on demand.

During the year ended August 31, 2014, the Company incurred wages of $46,500 (2013 - $Nil), $30,000 (2013 - $Nil), $52,000 (2013 - $Nil) and $88,500 (2013 -
$Nil) to the Executive Vice President of Operations, the Executive Vice President of Fuel Cell Operations, the Chief Operating Officer and the President and Chief Executive Office of the Company, respectively. As at August 31, 2014, unpaid wages of $162,950 (2013 - $Nil) was owing to the related parties and is included in accounts payable.

As at August 31, 2014, the Company owed notes payable of $50,000 (2013 - $75,000) to a director of the Company and $Nil (2013 - $75,000) to a relative of a director of the Company. The notes are non-interest bearing, unsecured and due on demand.

7. INCOME TAXES

As at August 31, 2014, the Company had accumulated non-capital loss carry-forwards of approximately $5,234,000. These losses are available to reduce taxable income in future taxation years and begin to expire in 2025 after a carry-forward period of 20 years. The Company is required to compute the deferred tax benefits from non-capital loss carrying-forwards. However, due to the uncertainty of realization of these loss carry-forwards, a full valuation allowance has been provided against this deferred tax asset.

At August 31, 2014 and 2013, the components of the deferred tax asset, the statutory tax rate, the effective tax rate and the elected amount of the valuation allowance are shown below:

                                              August 31,             August 31,
                                                2014                   2013
                                            ------------           ------------
Net loss                                    $ (1,953,707)          $   (386,156)
Statutory tax rate                                    35%                    35%
Expected tax recovery                           (683,797)              (135,155)
Non-deductible items                             130,779                 14,000
Change in valuation allowance                    553,019                121,155
                                            ------------           ------------
Actual tax recovery                         $         --           $         --
                                            ============           ============

                                              August 31,             August 31,
                                                2014                   2013
                                            ------------           ------------
Non-capital tax loss carry forwards         $  6,085,771           $  4,505,717
Statutory tax rate                                    35%                    35%
Deferred tax asset                             2,130,000              1,577,001
Less: valuation allowance                     (2,130,000)            (1,577,001)
                                            ------------           ------------
NET DEFERRED TAX ASSET                      $         --           $         --
                                            ============           ============

8. COMMITMENTS

The Company entered into a lease agreement on November 1, 2014 for a term of five years.. Under the agreement, the Company is committed to the following monthly rent payments:

          Dates                                                   Monthly Amount
          -----                                                   --------------
Though October 2015                                                 $13,374.44
November 1, 2015 to October 31, 2016                                $13,775.67
November 1, 2016 to October 31, 2017                                $14,188.94
November 1, 2017 to October 31, 2018                                $14,614.61
November 1, 2018 to October 31, 2019                                $15,053.05

Under the agreement, the Company also has to incur $125,000 in leasehold improvements by September 30, 2014. If the expenses are not incurred by September 30, 2014, the total lease will be in default. As at the date of these financial statements, the Company has not yet incurred the required expenditures and the lease is in default. As a result, the entire lease obligation of $852,081 has been accrued for in these financial statements.

On March 1, 2014, the Company entered into an employment agreement with the President and Chief Executive Officer of the Company. Under the agreement, the Company will pay him an annual salary of $177,000 for 18 months with a 25% increase after 18 months. The agreement will be in effect for 3 years.

On March 1, 2014, the Company entered into an employment agreement with the Chief Operating Officer of the Company. Under the agreement, the Company will pay him an annual salary of $104,000 for 18 months with a 25% increase after 18 months. The agreement will be in effect for 3 years.

On March 1, 2014, the Company entered into an employment agreement with the Executive Vice President of Operations of the Company. Under the agreement, the Company will pay him an annual salary of $93,000 for 18 months with a 25% increase after 18 months. The agreement will be in effect for 3 years.

On March 1, 2014, the Company entered into an employment agreement with the Executive Vice President of Fuel Cell Operations of the Company. Under the agreement, the Company will pay him an annual salary of $112,000. The agreement will be in effect for 5 years.

9. ACQUISITION OF DOMINOVAS ENERGY LLC

On February 20, 2014, the Company acquired 100% of Dominovas Technologies by issuing 45,000,000 of its common stock with a fair value of $450,000. At the date of the acquisition, Dominovas Technologies had net liabilities of $63,652 and the Company recognized goodwill of $513,652 on the acquisition. As Dominovas Technologies has not commenced operations or earned any revenues to date, management has determined goodwill to be impaired and has written off the entire amount as at August 31, 2014.

10. SUBSEQUENT EVENT

On October 17, 2014, the Company issued 20,000 shares at $0.25 per share for gross proceeds of $5,000.

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

Our Management, including our principal executive officer and principal financial officer, conducted an evaluation of the design and operation of our internal control over financial reporting as of August 31, 2014 based on the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management's authorization and recorded properly to permit the preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States. Our management has concluded that, as of August 31, 2014, our internal control over financial reporting is effective. Our management reviewed the results of their assessment with our Board of Directors.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal controls over financial reporting that occurred during the year ended August 31, 2013 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

CERTIFICATES

Certificates with respect to disclosure controls and procedures and internal control over financial reporting under Rules 13a-14(a) or 15d-14(a) of the Exchange Act are attached to this Annual Report on Form 10-K.

ITEM 9B. OTHER INFORMATION

None

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

DIRECTORS AND OFFICERS
  BOARD OF DIRECTORS

Neal Allen
Emilio De Jesus
Dallas Gray
Darren Jacklin
Spero Plavoukos

EXECUTIVE OFFICERS

    Name                 Age                       Position
    ----                 ---                       --------

Neal Allen               57      President, Chief Executive Officer and Director
Michael Watkins          46      Chief Operating Officer
Dallas Gray              44      Treasurer and Director

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

MR. NEAL ALLEN, age 57, is a member of our Board of Directors and was appointed as Chairman of the Board of Directors, President and Chief Executive Officer of the Company by our Board of Directors. Mr. Allen's expertise and experience are consistent with the duties that are customary and usual to those of Chairman, President and Chief Executive Officer. He is also charged with the title of Senior Strategist. Mr. Allen also served as the Chairman of Private Asset Group, LLC. Private Asset Group, LLC specialized in the development and implementation of proprietary revenue models. Private Asset Group, LLC, acting as a force multiplier ensured optimal deployment, utilization, and management of all resultant cash flow. Private Asset Group, LLC is engaged by high net worth individuals, private trusts, and select private equity concerns. Under Mr. Allen's watch, Private Asset Group's endeavors included the ownership of a "major brand" automobile dealership, several healthcare companies, waste management and disposal enterprises, land acquisition and development company, and natural resource development enterprise.

MR. EMILIO DE JESUS, age 37, who originally hails from Angola, has a Bachelor of Science in Electrical Engineering from Temple University in Philadelphia; a Master's Degree in Telecommunications Management from the Stevens Institute of Technology in Hoboken, NJ; and a MBA from George Washington University in Washington, DC. Mr. De Jesus held several management positions with Verizon Communications from 2000 to 2010, including Digital and Design Engineer, Manager IOF and Broadcast Video, Senior Staff Consultant and Systems Development Manager. From 2012 to 2013, he was a Director of Grupo Jemilce, responsible for strategy and systems development with a focus on waste management and commodities procurement. Since 2012 he has also been Senior Vice President for Operations of Worldtibe Group International, responsible for business development in emerging markets with a focus on transfer of knowledge and investments in Africa, coordinating the creation of joint ventures between North American and African business.

MR. MICHAEL WATKINS, age 46, was appointed Chief Operating Officer of the Company by our Board of Directors. He is responsible for operational and policy matters and has the specific objective of increasing efficiency and developing sustainable revenue models. Mr. Watkins was formerly the Managing Partner of TEAL Development Group, LLC, a real estate development firm specializing in the development and construction of Class A residential and commercial properties. Mr. Watkins was previously a United States Air Force officer and veteran during the 1990s.

MR. DALLAS GRAY, age 45, is a member of our Board of Directors and our Treasurer. Mr. Gray has 20+ years of experience in radio. He is presently the General Manager of K96-3, the Classic Rock station broadcasting from Kelowna, British Columbia. He also serves as General Manager for Penticton, British Columbia, station CIGV, now called Country 100.7. Prior to this assignment, Mr. Gray was retail sales manager for Sun-FM / AM 1150, as well as Silk-FM, for Astral Radio, commencing in 2001. He has served as a director of Sun Country Radio since 2008 and has been on the Board of the Downtown Kelowna Association since 2010, where he is currently the President. Mr. Gray is a member of the Board of Directors of the British Columbia Association of Broadcasters (BCAB) and was co-chair of that association's 2013 convention.

MR. DARREN JACKLIN, age 42, is a member of our Board of Directors. Mr. Jacklin is engaged in business and management training and consulting. For over 18 years, Mr. Jacklin has mentored entrepreneurs and business owners in over 40 countries. He has personally trained people at over 140 Fortune 500 companies.

MR. SPERO PLAVOUKOS, age 51, is a member of our Board of Directors. Currently, Mr. Plavoukos is serving as Vice President of Pacific Design Center, with specific duties and responsibilities that include the management, special projects and special events of the campus, which is located in West Hollywood, California and is comprised of over 1,750,000 square feet of Class "A" office and showroom space. Mr. Plavoukos' commitment to fiscal responsibility coupled with the implementation of unique, common sense, above-standard operating procedure, and the creation of event-savvy teams have consistently allowed his operations to experience unprecedented growth and profitability.

Neal Allen and Michael Watkins have each entered into an employment agreement or related transaction with the Company, which is described in Item 1.01 above. We do not have an employment agreement with Mr. Gray.

Neither Neal Allen, Emilio De Jesus, Michael Watkins, Dallas Gray, Darren Jacklin nor Spero Plavoukos have entered into any arrangement or understanding with any other person in connection with his appointment as an officer or director of Dominovas Energy Corp.

None of the following persons named as: Neal Allen, Emilio De Jesus, Dallas Gray, Darren Jacklin or Spero Plavoukos are related to any director, executive officer or person nominated or chosen by the Company to become a director or executive officer.

INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

Our directors, executive officers and control persons have not been involved in any of the following events during the past five years:

     1. any Federal bankruptcy or state insolvency petition filed by or against any business or property of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;
     2. any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);
     3. being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities;
     4. being the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph
          f)(3)(i) of this section, or to be associated with persons engaged in any such activity;
     5. being found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated; or
     6. being found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

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

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that all filing requirements applicable to our officers, directors and greater than 10% beneficial owners were complied with, with the exception of the following:

                   Number of
               Transactions Not
               Number of Late          Reported on a         Failure to File
    Name           Reports             Timely Basis          Requested Forms
    ----           -------             ------------          ---------------
    Nil              Nil                    Nil                    Nil

CODE OF ETHICS

We have adopted a Code of Ethics as falls under our adopted Foreign Corruption and Practices Act directive and as such all employees have executed same.

CORPORATE GOVERNANCE

None of our directors are independent as the term is used in Item 7(d)(3)(iv) of
Schedule 14A under the SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. We do not have a standing Nominating, Compensation or Audit Committee.

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

A shareholder who wishes to recommend nominees to our board of directors may do so by directing a written request addressed to our Chairman, President and Chief Executive Officer, Neal Allen, 1395 Chattahoochee Ave; Atlanta, Ga 30318.

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

OTHER COMMITTEES

All proceedings of our board of directors for the year ended August 31, 2014 were conducted by resolutions consented to in writing by our directors and filed with the minutes of the proceedings of the board of directors. Our company currently does not have nominating, compensation or audit committees or committees performing similar functions nor does our company have a written nominating, compensation or audit committee charter. Our board of directors believes it is not necessary to have such committees for the reasons indicated above.

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

A shareholder who wishes to communicate with our board of directors may do so by directing a written request addressed to our Chairman, President and Chief Executive Officer, Neal Allen, 1395 Chattahoochee Ave; Atlanta, Ga 30318.

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION

The particulars of compensation paid to the following persons:

     (a)  our principal executive officer;
     (b) executive officers who were serving as executive officers at the end of the years ended August 31, 2014 and 2013; and
     (c) up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the most recently completed financial year, who we will collectively refer to as the named executive officers, for our year ended August 31, 2014, are set out in the following summary compensation table:

                                                                             Non-equity
                                                                             Incentive      Non-qualified
                                                      Stock                     Plan          Deferred       All Other
  Name        Position     Year    Salary   Bonus     Awards      Option    Compensation    Compensation    Compensation    Total
  ----        --------     ----    ------   -----     ------      ------    ------------    ------------    ------------    -----
Neal Allen    President,   2013      0        0              0       0           0               0               0           0
              CEO          2014      0        0     13,764,000       0           0               0               0           0

Michael       COO          2013      0        0              0       0           0               0               0           0
Watkins                    2014      0        0     13,764,000       0           0               0               0           0

Dallas Gray   Director &   2013      0        0      2,000,000       0           0               0               0           0
              Former       2014      0        0              0       0           0               0               0           0
              President,
              CEO

Darren        Director     2013      0        0        250,000       0           0               0               0           0
Jacklin                    2014      0        0              0       0           0               0               0           0

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

EMPLOYMENT CONTRACTS

We are party to two employment contracts with directors and officers; Neal Allen chairman of the board, CEO and president and Michael Watkins, COO.

DIRECTOR COMPENSATION POLICY

Directors of our Company may be paid for their expenses incurred in attending each meeting of the directors. In addition to expenses, directors may be paid a sum for attending each meeting of the directors or may receive a stated salary as director. No payment precludes any director from serving our company in any other capacity and being compensated for such service. During the year ended August 31, 2014, we did not pay any compensation or grant any stock options to our directors.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

As at August 31, 2014, we had not adopted any equity compensation plan and no stock, options, or other equity securities were awarded to our executive officers except as listed below.

                                                                                                                    Equity
                                                                                                                   Incentive
                                                                                                       Equity        Plan
                                                                                                      Incentive     Awards:
                                                                                                        Plan       Market or
                                                                                                       Awards:      Payout
                                          Equity                                                      Number of    Value of
                                         Incentive                           Number                   Unearned     Unearned
                                        Plan Awards;                           of          Market      Shares,      Shares,
         Number of      Number of        Number of                           Shares       Value of    Units or     Units or
        Securities     Securities       Securities                          or Units     Shares or     Other         Other
        Underlying     Underlying       Underlying                          of Stock      Units of     Rights       Rights
        Unexercised    Unexercised      Unexercised    Option     Option      That       Stock That     That         That
         Options         Options         Unearned     Exercise  Expiration  Have Not      Have Not    Have Not     Have Not
Name   Exercisable(#) Unexercisable(#)   Options(#)    Price($)    Date     Vested(#)     Vested($)   Vested(#)    Vested(#)
----   -------------- ----------------  ----------     -----       ----     ---------     ---------   ---------    ---------
Neal
Allen       0               0                0           0          0           0             0           0            0

Michael
Watkins     0               0                0           0          0           0             0           0            0

OPTION EXERCISES AND STOCK VESTED TABLE

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

                                               Amount and
                                               Nature of
Title of       Name and Address                Beneficial         Percent
 Class        of Beneficial Owner              Ownership          of Class (2)
 -----        -------------------              ---------          --------
Common           Neal Allen                    13,680,333          15.11%
                 Atlanta, GA

Common           Spero Plavoukos               14,764,332          16.31%
                 West Hollywood, CA

Common           Michael Watkins               13,764,333          15.20%
                 Grapevine, TX

Common           Dallas Gray                    2,250,000           2.48%
                 Kelowna, BC

Common           Darren Jacklin                   250,000           0.28%
                 Vancouver, BC

Common           Emilio De Jesus                  300,000           0.33%
                 Atlanta, GA *

----------
*    Includes 300,000 shares owned by Guazenhe, LLC
2. Percentage of ownership is based on 90,525,125 common shares issued and outstanding as of December 1, 2014.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

AUDIT FEES

For the years ended August 31, 2014 and 2013, the aggregate fees billed by Dale Matheson Carr-Hilton Labonte LLP for professional services rendered for the quarterly reviews and annual audit of our consolidated financial statements included in our quarterly reports on Form 10Q and our annual report on Form 10-K were:

                                            Year Ended            Year Ended
                                         August 31, 2014       August 31, 2013
                                         ---------------       ---------------
Audit Fees and Audit Related Fees            $  16,800             $13,500
Income Tax Fees                              $     Nil             $ 2,000
All Other Fees                               $     Nil             $ 4,500
Total                                        $  16,800             $20,000

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

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibits required by Item 601 of Regulation S-K:

3.01 Articles of Incorporation. (attached as an exhibit to our Registration Statement on Form SB-2, filed on November 2, 2005).

3.02 Bylaws (attached as an exhibit to our Registration Statement on Form SB-2, filed on November 2, 2005).

3.03 Articles of Merger (attached as an exhibit to our current report on Form 8-K filed on June 28, 2006).

3.04 Certificate of Change dated June 8, 2006 (attached as an exhibit to our Registration Statement on Form S-1 filed on July 28, 2014).

3.05 Certificate of Change dated August 27, 2007 (attached as an exhibit to our Registration Statement on Form S-1 filed on July 28, 2014).

3.06 Articles of Merger dated August 27, 2007 (attached as an exhibit to our Registration Statement on Form S-1 filed on July 28, 2014).

3.07 Articles of Merger dated November 28, 2007 (attached as an exhibit to our Registration Statement on Form S-1 filed on July 28, 2014).

3.08 Certificate of Amendment to Articles of Incorporation filed February 24, 2014 (attached as an exhibit to our current report on Form 8-K filed on February 28, 2014)

10.01 Equity Purchase Agreement, dated as of February 20, 2014 among Western Standard Energy Corp., Dominovas Energy, LLC and the Members of Dominovas Energy, LLC 2014 (attached as an exhibit to our current report on Form 8-K filed on February 28, 2014).

10.02 Employment Agreement of Neal Allen dated February 20, 2014 2014 (attached as an exhibit to our current report on Form 8-K filed on February 28, 2014).

10.03 Employment Agreement of Michael Watkins dated February 20, 2014 2014 (attached as an exhibit to our current report on Form 8-K filed on February 28, 2014).

10.04 Equity Purchase Agreement between the Company and Kodiak Capital Group, LLC (attached as an exhibit to our current report on Form 8-K filed on October 21, 2014).

10.05 Registration Rights Agreement between the Company and Kodiak Capital Group, LLC (attached as an exhibit to our current report on Form 8-K filed on October 21, 2014).

10.06 Note by the Company to Kodiak Capital Group, LLC (attached as an exhibit to our Registration Statement on Form S-1 filed on November 13,
         2014).

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

                                   DOMINOVAS ENERGY CORPORATION


                                   By: /s/ Neal Allen
                                       -----------------------------------------
                                       Neal Allen
                                       Chairman, President, CEO, CFO, Secretary,
                                       Treasurer and Director
                                       Principal Executive Officer,
                                       Principal Financial Officer
                                       and Principal Accounting Officer

Dated: December 31, 2014