Form 10-Q
period 2014-11-30
Dominovas Energy Corp
filed 2015-01-21
CIK 1343254

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                For the quarterly period ended November 30, 2014
                                       or

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 90,545,125 shares of common stock outstanding as at November 30, 2014.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS........ 15

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.................................... 16

ITEM 4.  MINE SAFETY DISCLOSURES............................................ 16

ITEM 5.  OTHER INFORMATION.................................................. 16

ITEM 6.  EXHIBITS........................................................... 16

SIGNATURES.................................................................. 18

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                          Dominovas Energy Corporation
                    (formerly Western Standard Energy Corp.)
                           CONSOLIDATED BALANCE SHEETS

                                                                   November 30,            August 31,
                                                                       2014                   2014
                                                                   ------------           ------------
                                                                   (unaudited)
ASSETS

CURRENT ASSETS
  Cash                                                              $     1,049           $      5,096
  Prepaids                                                               18,566                 31,941
                                                                   ------------           ------------
                                                                         19,615                 37,037
                                                                   ------------           ------------

Interest in Pro Eco Energy                                              207,045                192,906
                                                                   ------------           ------------

                                                                   $    226,660           $    229,943
                                                                   ============           ============

LIABILITIES

CURRENT LIABILITIES
  Accounts payable and accrued liabilities                         $    293,346           $    281,815
  Accrued liabilities                                                 1,113,305              1,015,031
  Notes payable                                                          50,000                 50,000
                                                                   ------------           ------------
                                                                      1,456,651              1,346,846
                                                                   ------------           ------------
STOCKHOLDERS' DEFICIT COMMON STOCK
  Authorized:
    200,000,000 common shares with par value of $0.001
  Issued and outstanding:
    90,545,125 (August 31, 2014-90,525,125) common shares                90,548                 90,527
  ADDITIONAL PAID IN CAPITAL                                          5,960,311              5,955,332
  OBLIGATION TO ISSUE SHARES                                             21,200                     --
  DEFICIT ACCUMULATED DURING EXPLORATION STAGE                       (7,302,050)            (7,162,762)
                                                                   ------------           ------------
                                                                     (1,229,991)            (1,116,903)
                                                                   ------------           ------------

                                                                   $    226,660           $    229,943
                                                                   ============           ============


    The accompanying notes are an integral part of these financial statements

                          Dominovas Energy Corporation
                    (formerly Western Standard Energy Corp.)
                      CONDOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)


                                                      Three months           Three months
                                                         ended                  ended
                                                      November 30,           November 30,
                                                          2014                   2013
                                                      ------------           ------------
EXPENSES
  Audit and accounting fees                           $         --           $     19,435
  Consulting fees                                               --                 21,000
  Banking fees                                               1,199                     --
  Insurance                                                  3,882                     --
  Foreign exchange loss                                         --                  1,891
  Meals and entertainment                                    1,490                     --
  Interest expense                                              --                  1,104
  Investor communications and transfer agent                 3,487                     --
  Regulatory filing fees                                     1,643                     --
  Legal fees                                                15,855                     --
  Loss on investment                                       (14,139)                    --
  Office and general administration                          2,556                 11,983
  Shipping and Delivery                                        152                     --
  Salaries and management fees                             115,998                     --
  Utilities                                                  1,186                     --
  Travel and entertainment                                   3,966                  1,000
  Travel Meals                                                 439                     --
  Telecommunications                                         1,574                     --
  Misc                                                         539                     --
                                                      ------------           ------------
                                                           139,288                 56,403
                                                      ------------           ------------

                                                      $   (139,288)          $    (56,403)
NET LOSS                                              ============           ============

                                                      $      (0.00)          $      (0.00)
LOSS PER SHARE - BASIC AND DILUTED                    ============           ============

WEIGHTED AVERAGE NUMBER OF COMMON STOCK                 90,525,125             33,941,993
 OUTSTANDING - BASIC AND DILUTED                      ============           ============


    The accompanying notes are an integral part of these financial statements

                          Dominovas Energy Corporation
                    (formerly Western Standard Energy Corp.)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)


                                                           Three months         Three months
                                                              ended                ended
                                                           November 30,         November 30,
                                                               2014                 2013
                                                            ----------           ----------
CASH FLOW FROM OPERATING ACTIVITIES
  Net loss                                                  $ (139,288)          $  (56,403)
  Non-cash items included in net loss:
    Interest expense                                                --                1,103
    Loss on investment in Pro Eco                              (14,139)                  --
    Accrued Payables                                            13,375                   --
    Accrued Wages                                              109,805                   --
    Accounts payable                                            33,657                   --
                                                            ----------           ----------
NET CASH USED IN OPERATING ACTIVITIES                          (30,247)             (21,643)
                                                            ----------           ----------
FINANCING ACTIVITIES
  Common Stock                                                   5,000                   --
  Notes payable                                                     --               58,000
  Subscription Received                                         21,200                   --
  Convertible debt                                                  --               (5,000)
                                                            ----------           ----------
NET CASH FROM FINANCING ACTIVITIES                              26,200               53,000
                                                            ----------           ----------

INCREASE IN CASH                                                (4,047)              31,357
Cash, beginning                                                  5,095                  (76)
                                                            ----------           ----------
CASH, ENDING                                                $    1,049           $   31,281
                                                            ==========           ==========
SUPPLEMENTARY INFORMATION

CASH PAID FOR:
  Interest                                                  $       --           $       --
  Income tax                                                $       --           $       --
                                                            ==========           ==========
NON-CASH FINANCING AND INVESTING ACTIVITIES
  Forgiveness of debt                                       $       --           $       --
  Loans settled with oil and gas property interest          $       --           $       --
  Loans converted to common shares                          $       --           $       --
  Oil and gas property purchased for common shares          $       --           $       --
                                                            ==========           ==========


    The accompanying notes are an integral part of these financial statements

                          Dominovas Energy Corporation
                    (formerly Western Standard Energy Corp.)
                          NOTES TO FINANCIAL STATEMENTS
                                November 30, 2014

1. BASIS OF PRESENTATION

The following interim unaudited financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the rules and regulations of the Securities and Exchange Commission ("SEC").

Accordingly these financial statements do not include all of the disclosures required by generally accepted accounting principles for complete financial statements. These interim unaudited financial statements should be read in conjunction with the Company's audited financial statements for the year ended August 31, 2014. In the opinion of management, the interim unaudited financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results of the interim period presented. Operating results for the three month period ended November 30, 2014 are not necessarily indicative of the results that may be expected for the year ending August 31, 2015.

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

The Company has decided to terminate the agreement and return the shares. During the 3 month period ended November 30, 2014, the Company recognized its portion of the loss in Pro Eco of $14,139.

4. COMMON STOCK

Authorized: 200,000,000 common shares.

On April 14, 2010, the Company adopted a stock option plan allowing the Company's directors to grant up to 5,000,000 stock options pursuant to the terms and conditions of the stock option plan. As at November 30, 2014 no options have been granted.

During the period ended November 30, 2014, the Company received subscriptions of $17,500 to issue 70,000 shares at $0.25 per share. As at November 30, 2014, the shares have not yet been issued.

During the period ended November 30, 2014, the Company received subscriptions of $3,700 to issue 10,572 shares at $0.35 per share. As at November 30, 2014, the shares have not yet been issued.

5. RELATED PARTY TRANSACTIONS

During the three months ended November 30, 2014, the Company incurred wages of $23,250 (November 30, 2013 - $Nil), $22,500 (2013 - $Nil), $26,000 (November 30,
2013 - $Nil) and $44,250 (November 30, 2013 - $Nil) to the Executive Vice President of Operations, the Executive Vice President of Fuel Cell Operations, the Chief Operating Officer and the President and Chief Executive Office of the Company, respectively. As at August 31, 2014, unpaid wages of $274,598 (August 31, 2014 - $162,950) was owing to the related parties and is included in accrued liabilities.

As at November 30, 2014, the Company owed notes payable of $50,000 (2013 - $75,000) to a former director of the Company and $Nil (2013 - $75,000) to a relative of a former director of the Company. The notes are non-interest bearing, unsecured and due on demand.

6. COMMITMENTS

On April 28, 2014, the Company entered into a lease agreement for office, warehouse and production space in Atlanta, GA for a term of five years. Under the agreement, the Company is committed to rent payments of a minimum of $ 13,374 per month commencing November 1, 2014.

Under the agreement, the Company is committed to the following monthly rent payments:

            Dates                                      Monthly Amount
            -----                                      --------------
Though October 2015                                       $13,374
November 1, 2015 to October 31, 2016                      $13,776
November 1, 2016 to October 31, 2017                      $14,189
November 1, 2017 to October 31, 2018                      $14,615
November 1, 2018 to October 31, 2019                      $15,053

Under the agreement, the Company also has to incur $125,000 in leasehold improvements by September 30, 2014. If the expenses are not incurred by September 30, 2014, the total lease will be in default. As at the date of these financial statements, the Company has not yet incurred the required expenditures and the lease is in default. As a result, the entire lease obligation of $838,707 has been accrued for in these financial statements.

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

LIQUIDITY

ANTICIPATED CASH REQUIREMENTS

For the three months ended November 30, 2014, we recorded a net operating loss of $139,287. As at November 30, 2014, we had cash of $1,049. We do not have sufficient funds for working capital and will need to obtain further financing.

Our financial condition as at November 30, 2014 and 2013 and the results of operations and cash flows for the three months then ended are summarized as follows:

WORKING CAPITAL

Our working capital position as at November 30, 2014 compared to November 30, 2013 and the cash flows for the sthree months then ended are summarized below:

                                                    3 months Ended Nov 30,
                                                 2014                  2013
                                             ------------          ------------

Current Assets                               $     19,615          $     34,437
Current Liabilities                            (1,456,651)             (447,013)
Working Capital (Deficiency)                 $ (1,437,036)         $   (412,576)

The increase in our working capital deficiency was primarily due to an increase for rent, legal fees and wages.

CASH FLOWS

                                                    3 months Ended Nov 30,
                                                 2014                  2013
                                             ------------          ------------

Net cash used in Operating Activities        $    (30,247)         $    (21,643)
Net cash used in Investing Activities        $         --          $         --
Net cash provided by Financing Activities    $     26,200          $     53,000
Increase in Cash during the Period           $     (4,047)         $     31,357
Cash, Beginning of Period                    $      5,095          $        (76)
Cash, End of Period                          $      1,049          $     31,291

RESULTS OF OPERATIONS

The following is a summary of our results of operations for the nine months ended November 30, 2014 and 2013:

                                                 Three months Ended Nov 30,
                                                2014                   2013
                                             ----------             ----------

Revenue                                      $      Nil             $      Nil
                                             ----------             ----------
Expenses
  Audit and accounting fees                          --                 19,435
  Consulting fees and expenses                       --                 21,000
  Auto                                               18                     --
  Banking fees                                    1,199                     --
  Foreign exchange loss                              --                  1,881
  Insurance                                       3,883                     --
  Interest expense                                   --                  1,104
  Legal and professional fees                    15,855                     --
  Meals and entertainment                         1,490                     --
  Office expenses                                 2,008                 11,983
  Loss on investment                            (14,140)                    --
  Payroll expenses                              115,998                     --
  Regulatory fees                                 1,643                     --
  Travel and entertainment                        3,996                     --
  Shipping and delivery                             152                     --
  Telecommunications                              1,573                     --
  Transfer agency                                 3,487                     --
  Travel                                          3,966                  1,000
  Travel meals                                      439                     --
  Utilities                                       1,186                     --
  Misc                                              539                     --
                                             ----------             ----------
Total expenses                                  139,286                 56,403
                                             ----------             ----------
Net Loss                                     $ (139,286)            $  (56,403)
                                             ==========             ==========

REVENUE

We have not earned any revenues since our inception and we do not anticipate earning revenues until such time as we acquire revenue producing assets.

EXPENSES

Our operating expenses for the three months ended November 30, 2014 compared to the same period in 2013 increased by the net amount of $82,883 primarily due to payroll expenses, and for our portion of the loss in Pro Eco.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4T. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

As required by paragraph (b) of Rules 13a-15 or 15d-15 under the Securities Exchange Act of 1934, as amended, we are required to maintain and our management is required to evaluate the effectiveness of our Company's disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15(e) of the Exchange
Act). Our management with the participation of our principal executive officer and principal financial officer evaluated the effectiveness of our Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly report on Form 10-Q. Based on this evaluation, our management determined that our Company's disclosure controls and procedures were effective as of November 30, 2012.

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

CERTIFICATIONS

Certifications with respect to disclosure controls and procedures and internal control over financial reporting under Rules 13a-14(a) or 15d-14 of the Exchange Act are attached to this quarterly report on Form 10-Q.

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

WE HAVE HAD A HISTORY OF LOSSES AND NO REVENUE, WHICH RAISE SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

Since inception, we have incurred aggregate net losses of $6,646,674 from operations. We can offer no assurance that we will ever operate profitably or that we will generate positive cash flow in the future. To date, we have not generated any revenues from our operations. Our history of losses and no revenues raise substantial doubt about our ability to continue as a going concern. We will not be able to generate significant revenues in the future. As a result, our management expects the business to continue to experience negative cash flow for the foreseeable future and cannot predict when, if ever, our business might become profitable. We will need to raise additional funds, and such funds may not be available on commercially acceptable terms, if at all. If we are unable to raise funds on acceptable terms, we may not be able to execute our business plan, take advantage of future opportunities, or respond to competitive pressures or unanticipated requirements. This may seriously harm our business, financial condition and results of operations.

The current ongoing global economic crisis could lead to an extended recession in the U.S. and around the world. An extended slowdown in economic activity caused by a recession would reduce national and worldwide demand for oil and natural gas and result in lower commodity prices for long periods of time. At November 30, 2014, we have no revenue producing assets, which is having a material adverse impact on our business, financial condition and results of operations which puts our investors at risk.

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

ITEM 6. EXHIBITS

Exhibits required by Item 601 of Regulation S-K:

Exhibit
  No.                                  Description
-------                                -----------

3.1 Articles of Incorporation. (attached as an exhibit to our Registration Statement on Form SB-2, filed on November 2, 2005).

3.2 Bylaws (attached as an exhibit to our Registration Statement on Form SB-2, filed on November 2, 2005).

3.3 Articles of Merger (attached as an exhibit to our current report on Form 8-K filed on June 28, 2006).

3.4 Certificate of Change dated June 8, 2006 (attached as an exhibit to our Registration Statement on Form S-1 filed on July 28, 2014).

3.5 Certificate of Change dated August 27, 2007 (attached as an exhibit to our Registration Statement on Form S-1 filed on July 28, 2014).

3.6 Articles of Merger dated August 27, 2007 (attached as an exhibit to our Registration Statement on Form S-1 filed on July 28, 2014).

3.7 Articles of Merger dated November 28, 2007 (attached as an exhibit to our Registration Statement on Form S-1 filed on July 28, 2014).

3.8 Certificate of Amendment to Articles of Incorporation filed February 24, 2014 (attached as an exhibit to our current report on Form 8-K filed on February 28, 2014)

10.1 Equity Purchase Agreement, dated as of February 20, 2014 among Western Standard Energy Corp., Dominovas Energy, LLC and the Members of Dominovas Energy, LLC 2014 (attached as an exhibit to our current report on Form 8-K filed on February 28, 2014).

10.2 Employment Agreement of Neal Allen dated February 20, 2014 2014 (attached as an exhibit to our current report on Form 8-K filed on February 28, 2014).

10.3 Employment Agreement of Michael Watkins dated February 20, 2014 2014 (attached as an exhibit to our current report on Form 8-K filed on February 28, 2014).

10.4 Equity Purchase Agreement between the Company and Kodiak Capital Group, LLC (attached as an exhibit to our current report on Form 8-K filed on October 21, 2014).

10.5 Registration Rights Agreement between the Company and Kodiak Capital Group, LLC (attached as an exhibit to our current report on Form 8-K filed on October 21, 2014).

10.6 Note by the Company to Kodiak Capital Group, LLC (attached as an exhibit to our Registration Statement on Form S-1 filed on November 13,
         2014).

31.1 Certification Statement pursuant to Section 302 of the Sarbanes- Oxley Act of 2002

32.1 Certification Statement pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002

101      Interactive Data Files pursuant to Rule 405 of Regulation S-T.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed n accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             DOMINOVAS ENERGY CORPORATION


                             /s/ Neal Allen
                             --------------------------------------------------
                             Neal Allen
                             President, Treasurer and Director
                             Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
                             Dated: January 20, 2015