Form 10-Q/A
period 2014-11-30
Dominovas Energy Corp
filed 2015-01-29
CIK 1343254

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

ITEM 4.  MINE SAFETY DISCLOSURES............................................ 16

ITEM 5.  OTHER INFORMATION.................................................. 16

ITEM 6.  EXHIBITS........................................................... 16

SIGNATURES.................................................................. 18

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                          Dominovas Energy Corporation
                    (formerly Western Standard Energy Corp.)
                           CONSOLIDATED BALANCE SHEETS

                                                                   November 30,            August 31,
                                                                       2014                   2014
                                                                   ------------           ------------
                                                                   (unaudited)
ASSETS

CURRENT ASSETS
  Cash                                                              $     1,049           $      5,096
  Prepaids                                                               18,566                 31,941
                                                                   ------------           ------------
                                                                         19,615                 37,037
                                                                   ------------           ------------

Interest in Pro Eco Energy                                              207,045                192,906
                                                                   ------------           ------------

                                                                   $    226,660           $    229,943
                                                                   ============           ============

LIABILITIES

CURRENT LIABILITIES
  Accounts payable                                                 $    293,346           $    281,815
  Accrued liabilities                                                 1,113,305              1,015,031
  Notes payable                                                          50,000                 50,000
  Convertible debt                                                      333,000                     --
                                                                   ------------           ------------
                                                                      1,786,651              1,346,846
                                                                   ------------           ------------
STOCKHOLDERS' DEFICIT COMMON STOCK
  Authorized:
    200,000,000 common shares with par value of $0.001
  Issued and outstanding:
    90,545,125 (August 31, 2014-90,525,125) common shares                90,548                 90,527
  ADDITIONAL PAID IN CAPITAL                                          5,960,311              5,955,332
  OBLIGATION TO ISSUE SHARES                                             21,200                     --
  DEFICIT ACCUMULATED DURING EXPLORATION STAGE                       (7,632,050)            (7,162,762)
                                                                   ------------           ------------
                                                                     (1,559,991)            (1,116,903)
                                                                   ------------           ------------

                                                                   $    226,660           $    229,943
                                                                   ============           ============


    The accompanying notes are an integral part of these financial statements

                          Dominovas Energy Corporation
                    (formerly Western Standard Energy Corp.)
                      CONDOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)


                                                      Three months           Three months
                                                         ended                  ended
                                                      November 30,           November 30,
                                                          2014                   2013
                                                      ------------           ------------
EXPENSES
  Audit and accounting  fees                          $         --           $     19,435
  Consulting fees                                          165,000                 21,000
  Banking fees                                               1,199                     --
  Insurance                                                  3,882                     --
  Financing fees                                           165,000                     --
  Foreign exchange loss                                         --                  1,891
  Meals and entertainment                                    1,490                     --
  Interest expense                                              --                  1,104
  Investor communications and transfer agent                 3,487                     --
  Regulatory filing fees                                     1,643                     --
  Legal fees                                                15,855                     --
  Office and general administration                          5,466                 11,983
  Salaries and management fees                             116,000                     --
  Travel and entertainment                                   4,405                  1,000
                                                      ------------           ------------
                                                          (483,427)               (56,413)
                                                      ------------           ------------
OTHER ITEM
  Income from investment in Pro Eco                         14,139                     --
                                                      ------------           ------------

                                                      $   (469,288)          $    (56,413)
NET LOSS                                              ============           ============

LOSS PER SHARE - BASIC AND DILUTED                    $      (0.01)          $      (0.00)
                                                      ============           ============
WEIGHTED AVERAGE NUMBER OF COMMON STOCK
 OUTSTANDING - BASIC AND DILUTED                        90,525,125             33,941,993
                                                      ============           ============


    The accompanying notes are an integral part of these financial statements

                          Dominovas Energy Corporation
                    (formerly Western Standard Energy Corp.)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)


                                                           Three months         Three months
                                                              ended                ended
                                                           November 30,         November 30,
                                                               2014                 2013
                                                            ----------           ----------
CASH FLOW FROM OPERATING ACTIVITIES
  Net loss                                                  $ (469,288)          $  (56,403)
  Non-cash items included in net loss:
    Interest expense                                                --                1,104
    Income from investment in Pro Eco                          (14,139)                  --
    Consulting fees                                            165,000                   --
    Financing fees                                             165,000                   --
  Changes in non-cash working capital items:
    Prepaid expenses                                            13,375                   --
    Accounts payable and accrued liabilities                   109,805               33,656
                                                            ----------           ----------
NET CASH USED IN OPERATING ACTIVITIES                          (30,247)             (21,643)
                                                            ----------           ----------
FINANCING ACTIVITIES
  Issuance of common Stock                                       5,000                   --
  Notes payable                                                     --               58,000
  Subscription received                                         21,200                   --
  Convertible debt repaid                                           --               (5,000)
                                                            ----------           ----------
NET CASH FROM FINANCING ACTIVITIES                              26,200               53,000
                                                            ----------           ----------

INCREASE IN CASH                                                (4,047)              31,357
Cash, beginning                                                  5,096                  (76)
                                                            ----------           ----------
CASH, ENDING                                                $    1,049           $   31,281
                                                            ==========           ==========
SUPPLEMENTARY INFORMATION

CASH PAID FOR:
  Interest                                                  $       --           $       --
  Income tax                                                $       --           $       --
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

6. CONVERTIBLE DEBT

On October 27, 2014, the Company issued Kodiak Capital Group ("Kodiak") a convertible note in the amount of $165,000 in exchange for consulting services rendered. The note is non-interest bearing, is due on October 27, 2015 and is unsecured. The Company may repay the loan at any time prior to October 27, 2015 without incurring any penalties.

Kodiak may convert the entire loan amount into shares of the Company's common stock, at a conversion price for each share equal to the the lowest closing bid price for the common stock for the thirty trading days ending on the trading day immediately before the conversion date multiplied by 50% at any time up to October 27, 2015.

As the value of the shares under the conversion option is greater than the face value of the debt, the value of the shares, should the conversion option be exercised, of $330,000 has been recognized as a liability in these financial statements. Financing fees of $165,000 was recorded on the transaction.

7. COMMITMENTS

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

LIQUIDITY

ANTICIPATED CASH REQUIREMENTS

For the three months ended November 30, 2014, we recorded a net operating loss of $469,288. As at November 30, 2014, we had cash of $1,049. We do not have sufficient funds for working capital and will need to obtain further financing.

Our financial condition as at November 30, 2014 and 2013 and the results of operations and cash flows for the three months then ended are summarized as follows:

WORKING CAPITAL

Our working capital position as at November 30, 2014 compared to November 30, 2013 and the cash flows for the sthree months then ended are summarized below:

                                                    3 months Ended Nov 30,
                                                 2014                  2013
                                             ------------          ------------
Current Assets                               $     19,615          $     34,437
Current Liabilities                            (1,786,651)             (447,013)
Working Capital (Deficiency)                 $ (1,767,036)         $   (412,576)

The increase in our working capital deficiency was primarily due to an increase for rent, legal fees and wages.

CASH FLOWS

                                                    3 months Ended Nov 30,
                                                 2014                  2013
                                             ------------          ------------
Net cash used in Operating Activities        $    (30,247)         $    (21,643)
Net cash used in Investing Activities        $         --          $         --
Net cash provided by Financing Activities    $     26,200          $     53,000
Increase in Cash during the Period           $     (4,047)         $     31,357
Cash, Beginning of Period                    $      5,095          $        (76)
Cash, End of Period                          $      1,049          $     31,291

RESULTS OF OPERATIONS

The following is a summary of our results of operations for the three months ended November 30, 2014 and 2013:

                                                 Three months Ended Nov 30,
                                                2014                   2013
                                             ----------             ----------
Audit and accounting fees                    $       --             $   19,435
Consulting fees                                 165,000                 21,000
Banking fees                                      1,199                     --
Insurance                                         3,882                     --
Financing fees                                  165,000                     --
Foreign exchange loss                                --                  1,891
Meals and entertainment                           1,490                     --
Interest expense                                     --                  1,104
Investor communications and transfer agent        3,487                     --
Regulatory filing fees                            1,643                     --
Legal fees                                       15,855                     --
Office and general administration                 6,005                 11,983
Salaries and management fees                    116,000                     --
Travel and entertainment                          4,405                  1,000
                                             ----------             ----------
                                               (483,427)               (56,403)
                                             ----------             ----------
OTHER ITEM
Income from investment in Pro Eco                14,139                     --
                                             ----------             ----------

NET LOSS                                     $ (469,288)            $  (56,403)
                                             ==========             ==========

REVENUE

We have not earned any revenues since our inception and we do not anticipate earning revenues until such time as we acquire revenue producing assets.

EXPENSES

Our operating expenses for the three months ended November 30, 2014 compared to the same period in 2013 increased by the net amount of $412,885 primarily due to payroll expenses, and for our portion of the loss in Pro Eco.

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

                             DOMINOVAS ENERGY CORPORATION


                             /s/ Neal Allen
                             --------------------------------------------------
                             Neal Allen
                             President, Treasurer and Director
                             Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
                             Dated: January 28, 2015