Form 10-K/A
period 2014-08-31
Dominovas Energy Corp
filed 2015-03-30
CIK 1343254

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A
                                (AMENDMENT NO. 1)

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

90,525,125 shares of common stock at a price of $0.32 per share for an aggregate market value of $28,968,040.

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 90,525,125 shares of common stock outstanding as of November 15, 2014.

                       DOCUMENTS INCORPORATED BY REFERENCE

Not Applicable

Explanatory Note: This Amendment No. 1 on Form 10-K/A is being filed to, among other things, update the financial statements to reflect the accurate treatment of the lease payments, retract the equity method treatment of the Pro Eco acquisition, and to restate the asset utilizing cost method of accounting.

                                TABLE OF CONTENTS

PART I

ITEM 1.     BUSINESS                                                          3

ITEM 1A.    RISK FACTORS                                                      9

ITEM 1B.    UNRESOLVED STAFF COMMENTS                                         9

ITEM 2.     PROPERTIES                                                        9

ITEM 3.     LEGAL PROCEEDINGS                                                 9

ITEM 4.     INTENTIONALLY LEFT BLANK                                          9

PART II

ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER
            MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES                 9

ITEM 6.     SELECTED FINANCIAL DATA                                          12

ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
            AND RESULTS OF OPERATION                                         12

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK       19

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                      20

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
            AND FINANCIAL MATTERS                                            32

ITEM 9A(T). CONTROLS AND PROCEDURES                                          32

ITEM 9B.    OTHER INFORMATION                                                33

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE           33

ITEM 11.    EXECUTIVE COMPENSATION                                           38

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
            AND RELATED STOCKHOLDER MATTERS                                  40

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
            INDEPENDENCE                                                     41

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES                           41

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES.                         42

SIGNATURES                                                                   44

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

CORPORATE OVERVIEW

Dominovas Energy Corporation is a development stage company engaged in the marketing, design, manufacture, and deployment of multi-megawatt fuel cell power plants.

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

On February 20, 2014 Western Standard Energy Corp. ("we" or the "Company") entered into an Equity Purchase Agreement (the "EPA") with Dominovas Energy, LLC ("Dominovas Energy") and the Members of Dominovas Energy (the "Members"). Pursuant to the EPA, we acquired 100% of the outstanding limited liability company units of Dominovas Energy, a Delaware limited liability company, as more fully described in Item 2.01. The purchase price consisted of 45,000,000 shares of our common stock, which constitutes 50% of our outstanding common stock after closing of this transaction. The Agreement also provided for two of Dominovas Energy's Members be added to the Board of Directors. The Agreement contained customary representations, warranties, covenants, and closing conditions.

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

On February 20, 2014 we entered into a three-year employment agreement with Kerry Stewart, our Executive Vice President of Business Operations, with the agreement becoming effective March 1, 2014. Mr. Stewart's salary will be $93,000 per year, increasing by 25% eighteen months from the effective date. The agreement contains customary non-competition, non-solicitation and non-disclosure provisions.

On April 30, 2014 we entered into a five-year employment agreement with Dr. Shamiul Islam, our Executive Vice President of Fuel Cell Operations, with the agreement becoming effective May 1, 2014. Dr. Islam's salary will be $112,000 per year. The agreement contains customary non-competition, non-solicitation and non-disclosure provisions.

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

The Dominovas Energy fuel cell system is named RUBICON(TM). It is a modular solid oxide fuel cell (SOFC) system that operates at high temperatures (up to 800 C). Dominovas Energy has identified the following advantages of its technology over competitive energy producing systems: (1) all solid components,
(2) accelerated electrochemical kinetics proceed without the need for expensive noble metals such as platinum, (3) internal fuel reforming is possible and carbon monoxide may be used as a fuel and (4) more tolerant of fuel contaminants, including sulfur, because per design of the system these components dissipate before deposition onto the fuel cell components.

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

Dominovas Energy is headquartered at 1395 Chattahoochee Ave; Atlanta, Georgia 30318. The facility is located in an industrial space near downtown Atlanta, in approximately 20,000 square feet. It is anticipated that the power electronics as necessary for intra-unit communication and operation as well as certain testing and assembly will be perfected in the Atlanta facility. Certain manufacturing relative to the MW needed to fulfill sales will occur in Michigan concomitant with Delphi's commitment. All manufacture of the RUBICON(TM) will be completed prior to shipment and deployment.

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

Given the vast need for electricity in emerging markets around the globe, Dominovas Energy has been very measured in its selection process for specific target markets. Initial deployments of the RUBICON(TM) will be in Guinea West Africa, and Angola West Africa where the company has secured commitments by government officials to deploy a specific number of MWs. In fact, the need is so great in Guinea,

Dominovas Energy has had to initially limit the client base within the Country to meet the current demand. The initial clients include the Ports and Mines.

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

                          INVESTMENT IN PRO ECO ENERGY

Dominovas Energy Corporation additionally owns 41% of the common stock of Pro Eco Energy Ltd., ("Pro Eco Energy"), which is a combination of two private related companies - Swiss Solar Tech (SST) Ltd. and Pro Eco Energy Ltd. The two companies are located in Summerland, British Columbia and each provides energy efficient and environmentally friendly heating and cooling HVAC systems for commercial buildings. The combined entities specialize in a variety of clients including hotels, resorts and multi-residential buildings, combining solar thermal with ground - source heat pumps, heat recovery systems and geothermal ground loops as necessary to improve efficiency and reduce energy costs. Pro Eco Energy expects that, by utilizing the most advanced technologies and custom-designed hybrid systems, energy cost savings of greater than 50% can be realized for customers.

ITEM 1A. RISK FACTORS

Dominovas Energy Corporation is a Smaller Reporting Company and therefore is not required to provide Risk Factors in the 10K.

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

The last sale price of our common stock as reported on OTC Markets on March 25, 2015 was $.32 per share:

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

TRANSFER AGENT

Our shares of common stock are certificated. Our transfer agent for our common stock is the Nevada Agency and Trust Company at 50 West Liberty Street, Suite 880, Reno, NV 89501, Tel: 775-322-0626 Fax: 775-322-5623

HOLDERS OF COMMON STOCK

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

RECENT SALES OF UNREGISTERED SECURITIES

Authorized: 200,000,000 common shares.

On April 14, 2010, the Company adopted a stock option plan allowing the Company's directors to grant up to 5,000,000 stock options pursuant to the terms and conditions of the stock option plan. As of August 31, 2014 no options have been granted.

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

LEGAL PROCEEDINGS

None

CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

During the year ended August 31, 2014, the Company incurred $23,000 (2013 - $87,000) in consulting fees to a relative of a director of the Company. As of August 31, 2014, $Nil (2013 - $22,500) owing to the related party is included in accounts payable. The amount is unsecured, non-interest bearing and due on demand.

During the year ended August 31, 2014, the Company incurred $23,514 (2013 - $55,000) in accounting fees to a director of the Company. As of August 31, 2014, $Nil (2013 - $41,096) owing to the related party is included in accounts payable. The amount is unsecured, non-interest bearing and due on demand.

During the year ended August 31, 2014, the Company incurred wages of $46,500 (2013 - $Nil), $30,000 (2013 - $Nil), $52,000 (2013 - $Nil) and $88,500 (2013 -
$Nil) to the Executive Vice President of Operations, the Executive Vice President of Fuel Cell Operations, the Chief Operating Officer and the President and Chief Executive Office of the Company, respectively. As of August 31, 2014, unpaid wages of $162,950 (2013 - $Nil) was owing to the related parties and is included in accounts payable.

As of August 31, 2014, the Company owed notes payable of $50,000 (2013 - $75,000) to a consultant of the Company and $Nil (2013 - $75,000) to a relative of a director of the Company. The notes are non-interest bearing, unsecured and due on demand.

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
                                                                      ==========

For the 12 months ended August 31, 2014, we recorded a net operating loss of $1,346,172. As of August 31, 2014, we had cash of $5,096 and for the next 12 months, management estimates minimum cash requirements of $3,265,000 to fund our on-going operations and planned fuel cell design, manufacture and business development activities. Accordingly, we do not have sufficient funds to meet our plan of operation over the next 12 months and will need to obtain further financing.

Our financial condition for the years ended August 31, 2014 and 2013 and the changes between those periods for the respective items are summarized as follows:

WORKING CAPITAL

Our working capital position as of August 31, 2014 compared to August 31, 2013 and the cash flows for the years then ended are summarized below:

                                                    12 months Ended August 31,
                                                     2014               2013
                                                  ----------         ----------
Current Assets                                    $   37,037         $    3,156
Current Liabilities                                  494,765            359,329
Working Capital (Deficiency)                      $ (457,728)        $ (356,173)

The increase in our working capital deficiency was primarily due to an increase in liabilities related to the legal costs associated with the acquisition and an increase accrued liabilities associated with employee salaries.

CASH FLOWS

                                                     12 months Ended August 31,
                                                      2014               2013
                                                   ----------         ----------

Net cash used in Operating Activities              $ (209,645)        $(307,538)
Net cash provided by(used in)Investing Activities  $  (10,000)        $      --
Net cash provided by Financing Activities          $  224,741         $ 307,538
Increase (Decrease) in Cash during the Year        $       --         $      --
Cash, Beginning of Year                            $       --         $      --
Cash, End of Year                                  $    5,096         $      --

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

                                                   12 months Ended August 31,
                                                    2014               2013
                                                ------------       ------------
                                              (Restated - See
                                                  Note 9)
Revenue                                         $         --       $         --
                                                ------------       ------------
Expenses
  Audit and accounting fees                           60,120             68,538
  Depreciation                                            --                 --
  Consulting fees and expenses                        43,750            127,625
  Corporate finance fee                                   --             47,250
  Directors' fees                                     25,000                 --
  Due Diligence fee                                       --             35,761
  Foreign exchange loss                                4,087              1,790
  Fain on settlement of debt                        (140,000)            40,000
  Interest expense                                    16,712             10,979
  Investor communications and transfer agent          11,711             13,689
  Dominovas Energy LLC acquisition costs             513,652                 --
  Legal fees                                         208,659             22,456
  Investment write-off                               208,788                 --
  Marketing                                            4,540                 --
  Office and general administration                  101,812             43,983
  Salaries and management fees                       217,000                 --
  Travel and entertainment                            70,341             14,084
                                                ------------       ------------
Total expenses                                     1,346,172            426,155
                                                ------------       ------------

Net Loss                                        $ (1,346,172)      $   (426,155)
                                                ============       ============

REVENUE

We have not earned any revenues since our inception and we do not anticipate earning revenues until such time as we have deployed the initial RUBICON(TM) fuel cell power plants under a long-term agreement. We are currently in the early stage of our business and we can provide no assurances that we will sign a long-term agreement.

EXPENSES

Our operating expenses for the year ended August 31, 2014 compared to the same period in 2013 increased by the net amount of $920,017. Increases in expenses were primarily due to the wire-off of the investment in Pro Eco and Dominovas Energy, LLC.

GOING CONCERN

The audited financial statements accompanying this report have been prepared on a going concern basis, which implies that our Company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business. Our Company has not generated revenues since inception, has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of our Company as a going concern is dependent upon: (i) the continued financial support from our shareholders; (ii) the ability of our Company to continue raising necessary equity financing to achieve its operating objectives; and (iii) the eventual attainment of profitable operations. As of August 31, 2014, our Company has a negative working capital of $457,728.

Our independent auditors included an explanatory paragraph in their annual report on our financial statements for the year ended August 31, 2014 regarding concerns about our ability to continue as a going concern. In addition, our financial statements contain further note disclosures in this regard. The continuation of our business plan is dependent upon our ability to continue raising sufficient new capital from equity or debt markets in order to fund our on-going operating losses and fuel cell manufacturing and sales activities. The issuance of additional equity securities could result in a significant dilution in the equity interests of our current stockholders.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

BASIS OF PRESENTATION

These financial statements and related notes are presented in accordance with Generally Accepted Accounting Principles in the United States of America ("US") and are expressed in US dollars. The Company is a development stage company as defined by Statement of Financial Accounting Standard ("SFAS") No. 7, "Accounting and Reporting by Development Stage Enterprises" and has not realized any revenues from its planned operations to date.

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

The Company on April 14, 2010 adopted a stock  option  plan.  However no options
have  been  granted  as  of  August  31,  2014  and  therefore  no   stock-based
compensation has been recorded to date for stock options.

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

As discussed in Note 9 to the consolidated financial statements, the 2014 financial statements have been restated to correct a misstatement.

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


                                           /s/ DMCL
                                           DALE MATHESON CARR-HILTON LABONTE LLP
                                           CHARTERED ACCOUNTANTS

Vancouver, Canada
March 27, 2015

                           CONSOLIDATED BALANCE SHEETS
                            (Expressed in US dollars)

                                                                  August 31,             August 31,
                                                                    2014                   2013
                                                                ------------           ------------
                                                                 (Restated-
                                                                 See Note 9)
ASSETS

CURRENT ASSETS
  Cash                                                          $      5,096           $         --
  Prepaids                                                            31,941                  3,156
                                                                ------------           ------------
                                                                      37,037                  3,156
                                                                ------------           ------------
LIABILITIES

CURRENT LIABILITIES
  Bank indebtedness                                             $         --           $         76
  Accounts payable                                                   281,815                 76,464
  Accrued liabilities                                                162,950                  4,500
  Notes payable                                                       50,000                150,000
  Convertible debentures                                                  --                128,289
                                                                ------------           ------------
                                                                     494,765                359,329
                                                                ------------           ------------
LONG-TERM LIABILITIES
  Lease inducement                                              $     51,640           $         --
                                                                ------------           ------------
                                                                     546,405                359,329
                                                                ------------           ------------
STOCKHOLDERS' DEFICIT

COMMON STOCK
  Authorized:
   200,000,000 common shares with par value of $0.001
  Issued and outstanding:
   90,525,125(August 31,2013-33,941,993) common shares                90,525                 33,942
ADDITIONAL PAID IN CAPITAL                                         5,955,334              4,818,940
OBLIGATION TO ISSUE SHARES                                                --                150,000
DEFICIT                                                           (6,555,227)            (5,359,055)
                                                                ------------           ------------
                                                                    (509,368)              (356,173)
                                                                ------------           ------------

                                                                $     37,037           $      3,156
                                                                ============           ============


   The accompanying notes are an integral part of these financial statements

                          DOMINOVAS ENERGY CORPORATION
                    (formerly Western Standard Energy Corp.)
                      Consolidated Statements of Operations
                            (Expressed in US dollars)

                                                       Year ended             Year ended
                                                       August 31,             August 31,
                                                          2014                   2013
                                                      ------------           ------------
                                                       (Restated-
                                                       See Note 9)
EXPENSES
  Audit and accounting fees                           $     60,120                 68,538
  Consulting fees and expenses                              43,750                127,625
  Corporate finance fee                                         --                 47,250
  Directors' fees                                           25,000                     --
  Due diligence fee                                             --                 35,761
  Foreign exchange loss                                      4,087                  1,790
  Gain on settlement of debt                              (140,000)                40,000
  Interest expense                                          16,712                 10,979
  Investor communications and transfer agent                11,711                 13,689
  Write-off of intangible asset                            513,652                     --
  Legal fees                                               208,659                 22,456
  Investment write-off                                     208,788
  Marketing                                                  4,540                     --
  Office and general administration                        101,812                 43,983
  Salaries and management fees                             217,000                     --
  Travel and entertainment                                  70,341                 14,084
                                                      ------------           ------------
                                                         1,346,172                426,155
                                                      ------------           ------------

  NET LOSS                                            $ (1,346,172)          $   (426,155)
                                                      ============           ============

 LOSS PER SHARE - BASIC AND DILUTED                   $      (0.02)          $      (0.02)
                                                      ============           ============
 WEIGHTED AVERAGE NUMBER OF COMMON STOCK
  OUTSTANDING - BASIC AND DILUTED                       66,491,440             27,172,296
                                                      ============           ============


   The accompanying notes are an integral part of these financial statements

                          DOMINOVAS ENERGY CORPORATION
                    (formerly Western Standard Energy Corp.)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Expressed in US dollars)

                                                       Year ended             Year ended
                                                       August 31,             August 31,
                                                          2014                   2013
                                                      ------------           ------------
                                                       (Restated-
                                                       See Note 9)
CASH FLOW FROM OPERATING ACTIVITIES
  Net loss                                            $ (1,346,172)          $   (426,155)
  Non-cash items included in net loss
    Write off of intangible asset                          513,652                     --
    Interest expense                                        11,711                 10,979
    Write-down of investment                               208,788                     --
    Lease inducement                                        51,640                     --
    Loss (Gain) on settlement of debt                     (140,000)                40,000
    Stock issued for service                                42,500                     --
  Changes in non-cash working capital
    Prepaid expenses                                       (28,785)                (3,156)
    Accounts payable and accrued liabilities               477,021                 70,794
                                                      ------------           ------------
NET CASH USED IN OPERATING ACTIVITIES                     (209,645)              (307,538)
                                                      ------------           ------------
INVESTING ACTIVITIES
  Investment in Pro Eco                                    (10,000)                    --
                                                      ------------           ------------
NET CASH USED IN INVESTING ACTIVITIES                      (10,000)                    --
                                                      ------------           ------------
FINANCING ACTIVITIES
  Notes payable                                             50,000                150,000
  Issuance of common shares for cash                       174,817                158,462
  Convertible debt                                              --                 (1,000)
  Bank debt                                                    (76)                    76
                                                      ------------           ------------
NET CASH FROM FINANCING ACTIVITIES                         224,741                307,538
                                                      ------------           ------------
CHANGE IN CASH                                               5,096                     --
Cash, beginning                                                 --                     --
                                                      ------------           ------------
CASH, ENDING                                          $      5,096           $         --
                                                      ============           ============
SUPPLEMENTARY INFORMATION CASH PAID FOR:
  Interest                                            $         --           $         --
  Income tax                                          $         --           $         --
                                                      ============           ============
NON-CASH FINANCING AND INVESTING ACTIVITIES
  Forgiveness of debt                                 $    140,000           $         --
  Loans converted to common shares                    $     75,000           $         --
  Issuance of stock for acquisition
   of Dominovas Energy, LLC                           $    450,000           $         --
  Issuance of stock for acquisition
   of Pro Eco                                         $    198,788           $         --
                                                      ============           ============


   The accompanying notes are an integral part of these financial statements

                          DOMINOVAS ENERGY CORPORATION
                    (formerly Western Standard Energy Corp.)
                Consolidated Statements of Stockholders' Deficit
                            (Expressed in US dollars)

                                         Common stock      Additional   Obligation                                   Total
                                       ----------------     paid in      to Issue   Subscription   Accumulated    Stockholders'
                                       Shares    Amount     capital       Shares     Receivable      Deficit        Deficit
                                       ------    ------     -------       ------     ----------      -------        -------
BALANCE AUGUST 31, 2012               192,136   $    192   $4,670,033   $      --     $  (125)    $(4,932,900)    $  (262,800)

Issuance of stock under private
 placement for cash of $0.00125
 per share                         30,769,857     30,770        7,692          --          --              --          38,462
Issuance of stock under private
 placement for cash of $0.25
 per share                            480,000        480      119,520          --          --              --         120,000
Issuance of stock under debt
 conversion                         2,500,000      2,500          625          --          --              --           3,125
Share subscription cancelled               --         --         (125)         --         125              --              --
Equity portion of convertible
 debt                                      --         --       21,195          --          --              --          21,195
Obligation to issue shares                 --         --           --     150,000          --              --         150,000
Net Loss                                   --         --           --          --          --        (426,155)       (426,155)
                                   ----------   --------   ----------   ---------     -------     -----------     -----------
BALANCE AUGUST 31, 2013            33,941,993     33,942    4,818,940     150,000          --      (5,359,055)       (356,173)

Issuance of stock under private
 placement for cash of $0.01
 per share                          4,301,666      4,302       38,715          --          --              --          43,017
Issuance of stock under debt
 conversion                         3,000,000      3,000       72,000          --          --              --          75,000
Issuance of stock for services      4,250,000      4,250       38,250          --          --              --          42,500
Issuance of stock for
 acquisition of Pro Eco             4,000,000      4,000      194,788          --          --              --         198,788
Cancellation of shares             (4,495,734)    (4,496)       4,496          --          --              --              --
Forgiveness of obligation
 to issue shares                           --         --           --    (150,000)         --         150,000              --
Issuance of stock for
 acquisition of Dominovas          45,000,000     45,000      405,000          --          --              --         450,000
Issuance of stock under private
 placement for cash of $0.25
 per share                            527,200        527      131,273          --          --              --         131,800
Gain on forgiveness of related
 party debt                                --         --      251,872          --          --              --         251,872
Net Loss                                   --         --           --          --          --      (1,346,172)     (1,346,172)
                                   ----------   --------   ----------   ---------     -------     -----------     -----------
BALANCE AUGUST 31, 2014
(Restated - See Note 9)            90,525,125   $ 90,525   $5,955,334   $      --     $    --     $(6,555,227)    $  (509,368)
                                   ==========   ========   ==========   =========     =======     ===========     ===========


   The accompanying notes are an integral part of these financial statements

                          DOMINOVAS ENERGY CORPORATION
                    (FORMERLY WESTERN STANDARD ENERGY CORP.)
                 Notes to the Consolidated Financial Statements
                                 August 31, 2014
                            (Expressed in US dollars)


1. NATURE OF BUSINESS AND CONTINUANCE OF OPERATIONS

Dominovas Energy Corporation (formerly Western Standard Energy Corp.) (the "Company") has an inception date of October 16, 2003 and is incorporated under the laws of the State of Nevada.

On November 29, 2013, the Company acquired 41% of Pro Eco Energy Ltd. ("Pro Eco") in exchange for 4,000,000 of the Company's common shares. Pro Eco is a private company located in Summerland, B.C, Canada in the business of providing energy efficient heating, ventilation and air conditioning ("HVAC") systems for commercial buildings (Note 3). On December 2, 2013, the Company entered into an agreement to acquire an additional 8.25% of Pro Eco (Note 3).

On February 20, 2014, the Company acquired 100% of Dominovas Energy LLC., which is developing a fuel cell system (Note 8). On February 24, 2014, Dominovas Energy LLC changed its name to Dominovas Technologies LLC ("Dominovas Technologies") and is a wholly owned subsidiary of the Company.

GOING CONCERN

These financial statements have been prepared in accordance with United States Generally Accepted Accounting Principles (" US GAAP"), on a going concern basis, which contemplated the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company incurred a net loss of $1,346,172 for the year ended August 31, 2014 [2013 - $426,155] and at August 31, 2014 had an accumulated deficit of $6,555,227. The Company has no revenue and has an accumulated deficit and negative working capital of $457,728. Further losses are anticipated in the development of its business and there can be no assurance that the Company will be able to achieve or maintain profitability. The continuing operations of the Company and the recoverability of the carrying value of its assets depends upon the ability of the Company to obtain necessary financing to fund its on-going working capital requirements and development activities, and upon future profitable operations. The accompanying financial statements do not include any adjustments related to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty. There is no assurance that equity or debt capital will be available as necessary to meet the Company's capital requirements or, if the capital is available, that it will be on terms acceptable to the Company. The issuances of additional equity securities by the Company may result in significant dilution in the equity interests of its current shareholders. Obtaining commercial loans, assuming those loans would be available, will increase the Company's liabilities and future cash commitments. If the Company is unable to obtain financing in the amounts and on terms deemed acceptable, the business and future success may be adversely affected.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION AND CONSOLIDATION

These consolidated financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States ("US GAAP"), and are expressed in US dollars. These consolidated financial statements include the accounts of the Company, its wholly-owned subsidiary, Dominovas Technologies. All inter-company balances and transactions have been eliminated on consolidation.

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

FINANCIAL INSTRUMENTS NAD FAIR VALUE MEASURES

ASC 820, "Fair Value Measurements and Disclosures" ("ASC 820"), requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument's categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. ASC 820 prioritizes the inputs into three levels that may be used to measure fair value:

LEVEL 1

Level 1 applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities.

LEVEL 2

Level 2 applies to assets or liabilities for which there are inputs other than quoted prices that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.

LEVEL 3

Level 3 applies to assets or liabilities for which there are no observable inputs to the valuation methodology that are relevant to the measurement of the fair value of the assets or liabilities.

The Company's financial instruments consist of cash, accounts payable, accrued liabilities, notes payable, and convertible debentures. Pursuant to ASC 820, the fair value of cash is determined based on "Level 1" inputs. The recorded values of all other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

FOREIGN CURRENCY TRANSLATION

The Company's functional currency is US dollars. Transactions in foreign currencies are translated into the currency of measurement at the exchange rates in effect on the transaction date. Monetary balance sheet items expressed in foreign currencies are translated into US dollars at the exchange rates in effect at the balance sheet date. The resulting exchange gains and losses are recognized in net loss.

The Company's integrated foreign subsidiary is financially or operationally dependent on the Company. The Company uses the temporal method to translate the accounts of its integrated operations into US dollars. Monetary assets and liabilities are translated at the exchange rates in effect at the balance sheet date. Non-monetary assets and liabilities are translated at historical rates. Revenues and expenses are translated at average rates for the period, except for amortization, which is translated on the same basis as the related asset. The resulting exchange gains or losses are recognized in net loss.

INCOME TAXES

The Company accounts for income taxes using the asset and liability method in accordance with ASC 740, "Income Taxes". The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized. As of December 31, 2014 and 2013, the Company did not have any amounts recorded pertaining to uncertain tax positions.

The Company is required to file federal and provincial income tax returns in Canada and federal, state and local income tax returns in the US, as applicable. The Company may be subject to a reassessment of federal and provincial income taxes by Canadian tax authorities for a period of three years from the date of the original notice of assessment in respect of any particular taxation year. For Canadian and US income tax returns, the open taxation year is 2009. In certain circumstances, the US federal statute of limitations can reach beyond the standard three year period. US state statutes of limitations for income tax assessment vary from state to state. Tax authorities of Canada and US have not audited any of the Company's, or its subsidiaries', income tax returns for the open taxation years noted above.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. During the years ended August 31, 2014 and 2013, there were no charges or provisions for interest or penalties.

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

RECENT ACCOUNTING PRONOUNCEMENTS

The Company has limited operations and is considered to be in the development stage. In the period ended August 31, 2014, the Company elected to early adopt Accounting Standards Update No. 2014-10, DEVELOPMENT STAGE ENTITIES (TOPIC 915):
ELIMINATION OF CERTAIN FINANCIAL REPORTING REQUIREMENTS. The adoption of this ASU allows the Company to remove the inception to date information and all references to development stage.

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

3. INTEREST IN PRO ECO ENERGY

On November 29, 2013, the Company acquired 41% of Pro Eco in exchange for 4,000,000 of the Company's common shares with a fair value of $198,788 (Note 5).

On December 2, 2013, the Company entered into an agreement with Enertopia Corp. ("Enertopia") to acquire an additional 8.25% of Pro Eco in exchange for the following payments:

     *    $10,000 due on December 2, 2013 (paid);
     *    $10,000 due December 31, 2013 (unpaid);
     *    $10,000 due January 31, 2014 (unpaid); and
     *    $10,000 due May 31, 2014 (unpaid).

The Company is accounting for the investment using the cost method as the Company is not able to exercise significant influence over Pro Eco.

Subsequent to August 31, 2014, management determined that the investment in Pro Eco had lower than anticipated value and they would not pursue the investment further. No future proceeds were anticipated and accordingly the carrying value was reduced to $Nil.

4. CONVERTIBLE DEBENTURE

On May 22, 2013, the Company entered into an agreement whereby a convertible debenture (the "Debenture"), in the amount of CDN$140,000, was issued. The Debenture is also convertible, only upon default, into shares of the Company's common stock equal in number to 50% of the total issued and outstanding common shares of the Company at the time of conversion. The Debenture is unsecured, non-interest bearing and matures on May 15, 2014. The Company also had to deliver 600,000 common shares of the Company by May 15, 2014.

On February 11, 2014, the Debenture holder agreed to cancel the Debenture and waived any and all obligation of the Company to pay the debenture or issue the shares. As a result, a gain on the forgiveness of the debenture of $140,000 and a charge against deficit on the forgiveness of the obligation to issue shares of $150,000 has been recognized for the year ended August 31, 2014.

5. COMMON STOCK

Authorized: 200,000,000 common shares.

On April 14, 2010, the Company adopted a stock option plan allowing the Company's directors to grant up to 5,000,000 stock options pursuant to the terms and conditions of the stock option plan. As of August 31, 2014 no options have been granted.

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

6. RELATED PARTY TRANSACTIONS

During the year ended August 31, 2014, the Company incurred $23,000 (2013 - $87,000) in consulting fees to a relative of a director of the Company. As of August 31, 2014, $Nil (2013 - $22,500) owing to the related party is included in accounts payable. The amount is unsecured, non-interest bearing and due on demand.

During the year ended August 31, 2014, the Company incurred $23,514 (2013 - $55,000) in accounting fees to a director of the Company. As of August 31, 2014, $Nil (2013 - $41,096) owing to the related party is included in accounts payable. The amount is unsecured, non-interest bearing and due on demand.

During the year ended August 31, 2014, the Company incurred wages of $46,500 (2013 - $Nil), $30,000 (2013 - $Nil), $52,000 (2013 - $Nil) and $88,500 (2013 -
$Nil) to the Executive Vice President of Operations, the Executive Vice President of Fuel Cell Operations, the Chief Operating Officer and the President and Chief Executive Office of the Company, respectively. As of August 31, 2014, unpaid wages of $162,950 (2013 - $Nil) was owing to the related parties and is included in accounts payable.

As of August 31, 2014, the Company owed notes payable of $50,000 (2013 - $75,000) to a director of the Company and $Nil (2013 - $75,000) to a relative of a director of the Company. The notes are non-interest bearing, unsecured and due on demand.

7. INCOME TAXES

As of August 31, 2014, the Company had accumulated non-capital loss carry-forwards of approximately $5,300,000. These losses are available to reduce taxable income in future taxation years and begin to expire in 2025 after a carry-forward period of 20 years. The Company is required to compute the deferred tax benefits from non-capital loss carrying-forwards. However, due to the uncertainty of realization of these loss carry-forwards, a full valuation allowance has been provided against this deferred tax asset.

At August 31, 2014 and 2013, the components of the deferred tax asset, the statutory tax rate, the effective tax rate and the elected amount of the valuation allowance are shown below:
                                              August 31,           August 31,
                                                 2014                 2013
                                             ------------         ------------
Net loss                                     $ (1,346,172)        $   (426,155)
Statutory tax rate                                     35%                  35%
Expected tax recovery                            (471,160)            (149,154)
Non-deductible items                               92,557               14,000
Change in valuation allowance                     278,604              135,154
                                             ------------         ------------
Actual tax recovery                          $         --         $         --
                                             ============         ============

                                              August 31,           August 31,
                                                 2014                 2013
                                             ------------         ------------
Non-capital tax loss carry forwards          $  5,301,727         $  4,505,717
Statutory tax rate                                     35%                  35%
Deferred tax asset                              1,855,604            1,577,001
Less: valuation allowance                      (1,855,604)          (1,577,001)
                                             ------------         ------------
NET DEFERRED TAX ASSET                       $         --         $         --
                                             ============         ============

8. COMMITMENTS

The Company entered into a lease agreement for a term of five years commencing May 1, 2014. Under the agreement, the Company is committed to the following monthly rent payments:

             Dates                                    Monthly Amount
             -----                                    --------------
November 1, 2014 to October 2015                         $13,374
November 1, 2015 to October 31, 2016                      13,775
November 1, 2016 to October 31, 2017                      14,188
November 1, 2017 to October 31, 2018                      14,614
November 1, 2018 to October 31, 2019                     $15,053

Under the agreement, the Company also has to incur $125,000 in leasehold improvements by September 30, 2014. If the expenses are not incurred by September 30, 2014, the total lease will be in default. As of the date of these financial statements, the Company has not yet incurred the required expenditures and the lease is in default.

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

On March 1, 2014, the Company entered into an employment agreement with the Executive Vice President of Business Operations of the Company. Under the agreement, the Company will pay him an annual salary of $93,000 for 18 months with a 25% increase after 18 months. The agreement will be in effect for 3 years.

On May 1, 2014, the Company entered into an employment agreement with the Executive Vice President of Fuel Cell Operations of the Company. Under the agreement, the Company will pay him an annual salary of $112,000. The agreement will be in effect for 5 years.

9. ACQUISITION OF DOMINOVAS ENERGY LLC

On February 20, 2014, the Company acquired 100% of Dominovas Technologies by issuing 45,000,000 of its common stock with a fair value of $450,000. At the date of the acquisition, Dominovas Technologies had net liabilities of $63,652 and the Company recognized goodwill of $513,652 on the acquisition. As Dominovas Technologies has not commenced operations or earned any revenues to date, management has determined goodwill to be impaired and has written off the entire amount as of August 31, 2014.

10. RESTATEMENT OF CURRENT YEAR FINANCIAL STATEMENTS

During the preparation of the financial statements for the year ended August 31, 2014, management identified a potential default in a lease agreement which indicated that the Company would permanently cease to use the premises; therefore an accrual was made to recognize the losses under the onerous contract. Subsequent to the year ended August 31, 2014, it was determined that the accrual was unnecessary as the Company has not abandoned the lease and are still using the premises. A lease inducement has also been recognized, representing rental discount received during the year.

During the preparation of the financial statements for the year ended August 31, 2014, management used the equity method to account for its investment in Pro Eco (Note 3); however, because the Company did not have the ability to exercise significant influence over Pro Eco and because the fair value of the shares is not easily determinable, management subsequently recognized that the cost method would be more appropriate.

The net effect of these adjustments are that assets decreased by $192,906 and liabilities decreased by $800,441 which lead to a $607,535 decrease in net loss.

                                           As previously
                                              reported               Change              Restated
                                              --------               ------              --------
CONSOLIDATED BALANCE SHEET:

Investment in Pro Eco                       $   192,906           $  (192,906)          $        --

Total Assets                                $   229,943           $  (192,906)          $    37,037

Accrued liabilities                         $ 1,015,031           $   852,081           $   162,950

Lease inducement                            $        --           $    51,640           $    51,640

Total Liabilities                           $ 1,346,846           $  (800,441)          $   546,405

Stockholder's Deficit                       $(7,162,762)          $   607,535           $(6,555,227)

CONSOLIDATED STATEMENT OF OPERATIONS:

Investment write-off                        $        --           $   208,788           $   208,788

Loss on equity investment                   $    15,882           $   (15,882)          $        --

Office and general
administration                              $   902,253           $  (800,441)          $   101,812

Net Loss                                    $(1,953,708)          $   607,536           $(1,346,172)

Loss per share                              $     (0.03)          $      0.01           $     (0.02)

11. SUBSEQUENT EVENT

On October 17, 2014, the Company issued 20,000 shares at $0.25 per share for gross proceeds of $5,000.

During the period ended November 30, 2014, the Company received subscriptions of $17,500 to issue 70,000 shares at $0.25 per share. Shares were issued as of February 28, 2014.

During the period ended November 30, 2014, the Company received subscriptions of $3,700 to issue 10,572 shares at $0.35 per share. Shares were issued as of February 28, 2014.

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

CHANGES IN INTERNAL CONTROL OVER

There have been no changes in o financial reporting that occu August 31, 2013 that have ma likely to materially affect, financial reporting.

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

DIRECTORS AND OFFICERS
  BOARD OF DIRECTORS

Neal Allen
Emilio De Jesus
Dallas Gray
Darren Jacklin
Spero Plavoukos

EXECUTIVE OFFICERS

   Name                Age                       Position
   ----                ---                       --------
Neal Allen             57        President, Chief Executive Officer and Director
Michael Watkins        46        Chief Operating Officer
Dallas Gray            44        Treasurer and Director
Kerry Stewart          45        EVP Business Operations
Dr. Shamiul Islam      36        EVP Fuel Cell Operations

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

MR. KERRY STEWART, age 46, was appointed as the Executive Vice President of Operations on February 20, 2014. Mr. Stewart's expertise and experience is utilized in a manner consistent with the duties that are customary for Executive Vice President for Business Operations, with specific responsibilities in foreign market financial analysis, new market development, strategic business planning and leadership. Mr. Stewart also manages the strategic financial analysis for Dominovas Energy. Prior to joining Dominovas Energy Corporation, Kerry Stewart was the President and Managing Member of Capital Access Financial from August 2008 to February 2014. Mr. Stewart was also the VP of Finance for KAJ Real Estate Investment from 2002 to 2008 where he was responsible for securing funding for all projects, ongoing budget creation and analysis, payroll and overall project development oversight. Prior to Mr. Stewarts's entrepreneurship endeavors, he was a Commercial Real Estate Underwriter and Relationship Manager for PNC Bank from August 2001 to June 2005 with authority specific to transactions over $100 million. As an Underwriter and Relationship Manager, Mr. Stewart was responsible for securing new business, structuring the financial instrument that will fund the project, negotiating the project terms and monitor the ongoing viability of the loan. Mr. Stewart's client list consisted some of the largest REITs, Commercial Real Estate Developers and Pension Fund Advisors in the Northeastern and Southeastern United States. Mr. Stewart received his MBA in finance from Clark Atlanta University after having received his BS in finance from Howard University.

DR. SHAMIUL ISLAM, Ph.D., age 36, was appointed to Executive VP for Fuel Cell Operations on May 1, 2014. Dr. Islam is one of the foremost experts on Solid Oxide Fuel Cell technology. As Director of Fuel Cell Operations for Dominovas Energy Corporation his duties will include; fuel cell design, testing, project management, coordination of project milestones along with equipment budgets. His expertise extends to SOFC materials, research and their development. His knowledge on the design and construction of bench scale testing systems for high temperature chemical reactions is unparalleled in the industry and is acknowledged by his patents specific to; "Chemical compositions suitable for use as solid oxide fuel cell anodes, and processes for making same as well as his second patent specific to; "Methods of porous unidirectional Si2N2O-SiN3N4 composite using ethanol bubbles in a viscous polymeric slurry". He possesses hands on knowledge of specialized laboratory analytical techniques (e.g. mass-spec, adsorption) along with being proficient in Aspen HYSYS, VMGSim, Minitab and MS Office.

Dr. Islam worked at the University of Calvary as Postdoctoral Fellow in the Dept. of Chemical & Petroleum Engineering during the period July 2013-April 2014. Dr. Islam received his PhD in Chemical Engineering from the University of Calgary, Canada where he attended from September 2009 to June 2013 (Thesis title: preparation of carbon-tolerant solid-oxide fuel cell anodes using microwave irradiation). Dr. Islam received his Master of Science in Material Engineering (M.Sc.) from Soonchunhyang University, South Korea where he attended from February 2007 to August 2009 and his Bachelor of Science in Chemical Engineering (B.Sc.) from Bangladesh University of Engineering & Technology, Bangladesh where he attended from August 2000 to November 2006. He has numerous published articles.

Neal Allen, Michael Watkins, Kerry Stewart and Dr. Shamiul Islam have each entered into an employment agreement or related transaction with the Company, which is described in Item 1.01 below. We do not have an employment agreement with Mr. Gray.

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

                                                                         Non-equity
                                                                          Incentive     Non-qualified
                                                      Stock                  Plan          Deferred       All Other
  Name       Position    Year    Salary     Bonus     Awards    Option   Compensation    Compensation   Compensation   Total
  ----       --------    ----    ------     -----     ------    ------   ------------    ------------   ------------   -----
Neal Allen   President,  2014    133,800       0            0      0          0               0               0       133,800
             CEO &       2013          0       0            0      0          0               0               0             0
             Director

Michael      COO         2014     75,966       0            0      0          0               0               0        75,966
Watkins                  2013          0       0            0      0          0               0               0             0

Kerry        EVP         2014     66,800       0            0      0          0               0               0        66,800
Stewart      Operations  2013          0       0            0      0          0               0               0             0

Dr.          EVP Fuel    2014     33,750       0            0      0          0               0               0        33,750
Shamiul      Cell Oper.  2013          0       0            0      0          0               0               0             0
Islam

Dallas       Former      2014          0       0    2,250,000      0          0               0           2,500        25,000
Gray         Director    2013     67,000       0     2,000,00      0          0               0               0        87,000

Darren       Former      2014          0       0            0      0          0               0               0             0
Jacklin      Director    2013          0       0      250,000      0          0               0               0           250

Stuart       Consultant  2014          0       0    1,000,000      0          0               0          23,000        33,000
Gray         (Relative   2013     55,000       0            0      0          0               0               0        55,000
             of Dallas
             Gray)

Harold       Former      2014          0       0    1,000,000      0          0               0          23,514        33,514
Schneider    Officer     2013     55,000       0            0      0          0               0               0        55,000

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

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

As of August 31, 2014, we had not adopted any equity compensation plan and no stock, options, or other equity securities were awarded to our executive officers except as listed below.

                                                                                                                    Equity
                                                                                                                   Incentive
                                                                                                       Equity        Plan
                                                                                                      Incentive     Awards:
                                                                                                        Plan       Market or
                                                                                                       Awards:      Payout
                                          Equity                                                      Number of    Value of
                                         Incentive                           Number                   Unearned     Unearned
                                        Plan Awards;                           of          Market      Shares,      Shares,
         Number of      Number of        Number of                           Shares       Value of    Units or     Units or
        Securities     Securities       Securities                          or Units     Shares or     Other         Other
        Underlying     Underlying       Underlying                          of Stock      Units of     Rights       Rights
        Unexercised    Unexercised      Unexercised    Option     Option      That       Stock That     That         That
         Options         Options         Unearned     Exercise  Expiration  Have Not      Have Not    Have Not     Have Not
Name   Exercisable(#) Unexercisable(#)   Options(#)    Price($)    Date     Vested(#)     Vested($)   Vested(#)    Vested(#)
----   -------------- ----------------  ----------     -----       ----     ---------     ---------   ---------    ---------
Neal
Allen       0               0                0           0          0           0             0           0            0

Michael
Watkins     0               0                0           0          0           0             0           0            0

Kerry
Stewart     0               0                0           0          0           0             0           0            0

Dr.
Shamiul
Islam       0               0                0           0          0     225,000        56,250           0            0

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

                                               Amount and
                                               Nature of
Title of       Name and Address                Beneficial           Percent
 Class        of Beneficial Owner              Ownership          of Class (2)
 -----        -------------------              ---------          ------------
Common         Neal Allen                      13,680,333            15.11%
               Atlanta, GA

Common         Spero Plavoukos                 14,764,332            16.31%
               West Hollywood, CA

Common         Michael Watkins                 13,764,333            15.20%
               Grapevine, TX

Common         Dallas Gray                      2,250,000             2.48%
               Kelowna, BC

Common         Darren Jacklin                     250,000             0.28%
               Vancouver, BC

Common         Emilio De Jesus                    300,000             0.33%
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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

AUDIT FEES

For the years ended August 31, 2014 and 2013, the aggregate fees billed by Dale Matheson Carr-Hilton Labonte LLP for professional services rendered for the quarterly reviews and annual audit of our consolidated financial statements included in our quarterly reports on Form 10Q and our annual report on Form 10-K were:

                                               Year Ended          Year Ended
                                             August 31, 2014     August 31, 2013
                                             ---------------     ---------------

Audit Fees and Audit Related Fees                $16,800             $13,500
Income Tax Fees                                  $   Nil             $ 2,000
All Other Fees                                   $   Nil             $ 4,500
Total                                            $16,800             $20,000

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

Dated: March 30, 2015