Form 10-Q/A
period 2014-11-30
Dominovas Energy Corp
filed 2015-03-31
CIK 1343254

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A
                                (AMENDMENT NO. 2)

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 90,545,125 shares of common stock outstanding as of November 30, 2014.

                       DOCUMENTS INCORPORATED BY REFERENCE

Not Applicable

Explanatory Note: This Amendment No. 2 on Form 10-Q/A is being filed to, among other things, update the financial statements to reflect the accurate treatment of the lease payments, retract the equity method treatment of the Pro Eco acquisition, and to restate the asset utilizing cost method of accounting.

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS                                                 3

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS                                                9

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK          12

ITEM 4T. CONTROLS AND PROCEDURES                                             12

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS                                                   13

ITEM 1A. RISK FACTORS                                                        13

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS         13

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                                     14

ITEM 4.  MINE SAFETY DISCLOSURES                                             14

ITEM 5.  OTHER INFORMATION                                                   14

ITEM 6.  EXHIBITS                                                            14

SIGNATURES                                                                   16

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                          Dominovas Energy Corporation
                    (formerly Western Standard Energy Corp.)
                           CONSOLIDATED BALANCE SHEETS

                                                                   November 30,            August 31,
                                                                       2014                   2014
                                                                   ------------           ------------
                                                                    (unaudited)
                                                                    (Restated -
                                                                       Note 7)
ASSETS

CURRENT ASSETS
  Cash                                                             $      1,049           $      5,096
  Prepaids                                                               18,566                 31,941
                                                                   ------------           ------------
                                                                         19,615                 37,037
                                                                   ------------           ------------

                                                                   $     19,615           $     37,037
                                                                   ============           ============

LIABILITIES

CURRENT LIABILITIES
  Accounts payable                                                 $    293,346           $    281,815
  Accrued liabilities                                                   274,598                162,950
  Convertible debt                                                      333,000                     --
  Notes payable                                                          50,000                 50,000
                                                                   ------------           ------------
                                                                        947,944                494,765
                                                                   ------------           ------------
Long-Term Liabilities
Lease inducement                                                         76,998                 51,640
                                                                   ------------           ------------
                                                                      1,024,942                546,405
                                                                   ------------           ------------
STOCKHOLDERS' DEFICIT COMMON STOCK
  Authorized:
    200,000,000 common shares with par value of $0.001
  Issued and outstanding:
    90,545,125 (August 31, 2014-90,525,125) common shares                90,545                 90,525
  ADDITIONAL PAID IN CAPITAL                                          5,960,314              5,955,334
  OBLIGATION TO ISSUE SHARES                                             21,200                     --
  DEFICIT ACCUMULATED DURING DEVELOPMENT STAGE                       (7,077,386)            (6,555,227)
                                                                   ------------           ------------
                                                                     (1,005,327)              (509,368)
                                                                   ------------           ------------

                                                                   $     19,615           $     37,037
                                                                   ============           ============


    The accompanying notes are an integral part of these financial statements

                          Dominovas Energy Corporation
                    (formerly Western Standard Energy Corp.)
                      CONDOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                      Three months           Three months
                                                         ended                  ended
                                                      November 30,           November 30,
                                                          2014                   2013
                                                      ------------           ------------
                                                       (Restated -
                                                         Note 7)
EXPENSES
  Audit and accounting  fees                          $         --           $     19,435
  Consulting fees                                          165,000                 21,000
  Financing fees                                           165,000                     --
  Foreign exchange (gain) loss                                (113)                 1,891
  Interest expense                                              --                  1,104
  Investor communications and transfer agent                 3,487                     --
  Regulatory filing fees                                     1,643                     --
  Legal fees                                                15,855                     --
  Office and general administration                         49,448                 11,983
  Salaries and management fees                             116,000                     --
  Travel and entertainment                                   5,839                  1,000
                                                      ------------           ------------

NET LOSS                                              $   (522,159)          $    (56,413)
                                                      ============           ============

LOSS PER SHARE - BASIC AND DILUTED                    $      (0.01)          $      (0.00)
                                                      ============           ============
WEIGHTED AVERAGE NUMBER OF COMMON STOCK
 OUTSTANDING - BASIC AND DILUTED                        90,525,125             33,941,993
                                                      ============           ============


    The accompanying notes are an integral part of these financial statements

                          Dominovas Energy Corporation
                    (formerly Western Standard Energy Corp.)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                           Three months         Three months
                                                              ended                ended
                                                           November 30,         November 30,
                                                               2014                 2013
                                                            ----------           ----------
                                                            (Restated -
                                                              Note 7)
CASH FLOW FROM OPERATING ACTIVITIES
  Net loss                                                  $  522,159           $   56,403
  Non-cash items included in net loss:
    Interest expense                                                --                1,104
    Consulting fees                                            165,000                   --
    Financing fees                                             165,000                   --
    Prepaid expenses                                            13,375                   --
    Accounts payable and accrued liabilities                   123,179               33,656
    Lease inducement                                            25,358                   --
                                                            ----------           ----------
NET CASH USED IN OPERATING ACTIVITIES                          (30,247)             (21,643)
                                                            ----------           ----------
FINANCING ACTIVITIES
  Issuance of common Stock                                       5,000                   --
  Notes payable                                                     --               58,000
  Subscription received                                         21,200                   --
  Convertible debt repaid                                           --               (5,000)
                                                            ----------           ----------
NET CASH FROM FINANCING ACTIVITIES                              26,200               53,000
                                                            ----------           ----------

INCREASE (DECREASE) IN CASH                                     (4,047)              31,357
Cash, beginning                                                  5,096                  (76)
                                                            ----------           ----------

CASH, ENDING                                                $    1,049           $   31,281
                                                            ==========           ==========
SUPPLEMENTARY INFORMATION

CASH PAID FOR:
  Interest                                                  $       --           $       --
  Income tax                                                $       --           $       --
                                                            ==========           ==========


    The accompanying notes are an integral part of these financial statements

                          Dominovas Energy Corporation
                    (formerly Western Standard Energy Corp.)
                          NOTES TO FINANCIAL STATEMENTS
                                November 30, 2014

1. BASIS OF PRESENTATION

Dominovas Energy Corporation ("us", "we" or "our") is a Nevada corporation with an inception date of October 16, 2003. We are in the business of developing fuel cell / alternative energy projects internationally. Our principal executive office is located at 1395 Chattahoochee Avenue in Atlanta, GA, 30318. Our telephone number is 800-679-1249.

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

GOING CONCERN

These consolidated financial statements have been prepared in accordance with US GAAP on a going concern basis, which contemplated the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company incurred a net loss of $522,159 for the period ended November 30, 2014 [2013 - $56,413] and at November 30, 2014 had a deficit accumulated of $7,077,386. The Company has no revenue and negative working capital of $928,329. Further losses are anticipated in the development of its business and there can be no assurance that the Company will be able to achieve or maintain profitability. The continuing operations of the Company and the recoverability of the carrying value of its assets depends upon the ability of the Company to obtain necessary financing to fund its on-going working capital requirements and fuel cell deployment activities, and upon future profitable operations. The accompanying financial statements do not include any adjustments related to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty. There is no assurance that equity or debt capital will be available as necessary to meet the Company's capital requirements or, if the capital is available, that it will be on terms acceptable to the Company. The issuances of additional equity securities by the Company may result in significant dilution in the equity interests of its current shareholders. Obtaining commercial loans, assuming those loans would be available, will increase the Company's liabilities and future cash commitments. If the Company is unable to obtain financing in the amounts and on terms deemed acceptable, the business and future success may be adversely affected.

2. RECENT ACCOUNTING PRONOUNCEMENTS

Recent pronouncements with future effective dates are either not applicable or are not expected to be significant to the financial statement of the Company.

3. COMMON STOCK

Authorized: 200,000,000 common shares.

On April 14, 2010, the Company adopted a stock option plan allowing the Company's directors to grant up to 5,000,000 stock options pursuant to the terms and conditions of the stock option plan. As of November 30, 2014 no options have been granted.

During the period ended November 30, 2014, the Company issued 20,000 shares at $0.25 per share for gross proceeds of $5,000.

During the period ended November 30, 2014, the Company received subscriptions of $17,500 to issue 70,000 shares at $0.25 per share. The shares were issued on February 28, 2015.

During the period ended November 30, 2014, the Company received subscriptions of $3,700 to issue 10,572 shares at $0.35 per share. The shares were issued on February 28, 2015.

4. RELATED PARTY TRANSACTIONS

During the three months ended November 30, 2014, the Company incurred wages of $23,250 (November 30, 2013 - $Nil), $22,500 (2013 - $Nil), $26,000 (November 30,
2013 - $Nil) and $44,250 (November 30, 2013 - $Nil) to the Executive Vice President of Business Operations, the Executive Vice President of Fuel Cell Operations, the Chief Operating Officer and the President and Chief Executive Office of the Company, respectively. As of August 31, 2014, unpaid wages of $274,598 (August 31, 2014 - $162,950) was owing to the related parties and is included in accrued liabilities.

As of November 30, 2014, the Company owed notes payable of $50,000 (August 31, 2014 - $50,000) to a former director of the Company. The notes are non-interest bearing, unsecured and due on demand.

5. CONVERTIBLE DEBT

On October 27, 2014, the Company issued Kodiak Capital Group ("Kodiak") a convertible note in the amount of $165,000 (see exhibit 10.10) in exchange for consulting services rendered. The note is non-interest bearing, is due on October 27, 2015, and is unsecured. The Company may repay the loan at any time prior to October 27, 2015 without incurring any penalties.

Kodiak may convert the entire loan amount into shares of the Company's common stock, at a conversion price for each share equal to the lowest closing bid price for the common stock for the thirty trading days ending on the trading day immediately before the conversion date multiplied by 50% at any time up to April 28, 2015.

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

Under the agreement, the Company is committed to the following monthly rent payments:

         Dates                                                    Monthly Amount
         -----                                                    --------------
Though October 2015                                                  $ 13,374
November 1, 2015 to October 31, 2016                                 $ 13,776
November 1, 2016 to October 31, 2017                                 $ 14,189
November 1, 2017 to October 31, 2018                                 $ 14,615
November 1, 2018 to October 31, 2019                                 $ 15,053

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

7. RESTATEMENT OF CURRENT YEAR FINANCIAL STATEMENTS

During the period ended November 30, 2014, management identified a potential default in a lease agreement which indicated that the Company would permanently cease to use the premises; therefore an accrual was made to recognize the losses under the onerous contract. Subsequent to the period ended November 30, 2014, it was determined that the accrual was unnecessary as the Company has not abandoned the lease and are still using the premises. A lease inducement has also been recognized, representing the rental discount received during the year.

For the financial statements for the period ended November 30, 2014, management used the equity method to account for its investment in Pro Eco Energy Corp ("Pro Eco"); however, because the company did not have the ability to exercise significant influence over Pro Eco and because the fair value of the shares is not easily determinable, management subsequently recognized that the cost method would be more appropriate.

The net effect of these adjustments are that assets decreased by $207,045 and liabilities decreased by $761,709.

                                        As previously
                                          reported                Change              Restated
                                          --------                ------              --------
CONSOLIDATED BALANCE SHEET:
Investment in Pro Eco                    $   207,045           $  (207,045)          $        --
Total assets                             $   226,660           $  (207,045)          $    19,615
Lease inducement                         $        --           $    76,998           $    76,998
Accrued liabilities                      $ 1,113,305           $  (838,707)          $   274,598
Deficit                                  $(7,632,050)          $   554,664           $(7,077,386)
Total liabilities                        $ 1,786,651           $  (761,709)          $ 1,024,942
Total shareholders' deficit              $(1,559,991)          $   554,664           $(1,005,327)

CONSOLIDATED STATEMENT OF OPERATIONS:
Income from investment in Pro Eco        $    14,139           $   (14,139)          $        --
Office and general
administration                           $   (16,442)          $   (38,732)          $   (55,174)
Net loss                                 $  (469,288)          $   (52,871)          $  (522,159)
Loss per share                           $     (0.01)          $        --           $     (0.01)

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

LIQUIDITY

ANTICIPATED CASH REQUIREMENTS

For the three months ended November 30, 2014, we recorded a net operating loss of $522,159. As of November 30, 2014, we had cash of $1,049. We do not have sufficient funds for working capital and will need to obtain further financing.

Our financial condition as of November 30, 2014 and 2013 and the results of operations and cash flows for the three months then ended are summarized as follows:

WORKING CAPITAL

Our working capital position as of November 30, 2014 compared to November 30, 2013 and the cash flows for the three months then ended are summarized below:

                                                    3 months Ended Nov 30,
                                                   2014               2013
                                                ----------         ----------
Current Assets                                  $   19,615         $   34,437
Current Liabilities                               (947,944)          (447,013)
Working Capital (Deficiency)                    $ (928,329)        $ (412,576)

The increase in our working capital deficiency was primarily due to an increase in convertible debt associated with the financing arrangement.

CASH FLOWS

                                                    3 months Ended Nov 30,
                                                   2014               2013
                                                ----------         ----------
Net cash used in Operating Activities           $  (30,247)        $  (21,643)
Net cash used in Investing Activities           $       --         $       --
Net cash provided by Financing Activities       $   26,200         $   53,000
Increase in Cash during the Period              $   (4,047)        $   31,357
Cash, Beginning of Period                       $    5,095         $      (76)
Cash, End of Period                             $    1,049         $   31,281

RESULTS OF OPERATIONS

The following is a summary of our results of operations for the three months ended November 30, 2014 and 2013:

                                                    3 months Ended Nov 30,
                                                   2014               2013
                                                ----------         ----------
Audit and accounting fees                       $       --         $   19,435
Consulting fees                                    165,000             21,000
Financing fees                                     165,000                 --
Foreign exchange (gain) loss                          (113)             1,891
Interest expense                                        --              1,104
Investor communications and transfer agent           3,487                 --
Regulatory filing fees                               1,643                 --
Legal fees                                          15,855                 --
Office and general administration                   49,448             11,983
Salaries and management fees                       116,000                 --
Travel and entertainment                             5,839              1,000
                                                ----------         ----------

NET LOSS                                        $ (522,159)        $  (56,413)
                                                ==========         ==========

REVENUE

We have not earned any revenues since our inception and we do not anticipate earning revenues until such time as we manufacture and deploy RUBICON(TM) fuel cell power plants under Power Purchase Agreements.

EXPENSES

Our operating expenses for the three months ended November 30, 2014 compared to the same period in 2013 increased by the net amount of $465,746 primarily due to salary expenses, and fees associated with the Company's financing arrangement.

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

On April 14, 2010, our shareholders approved our 2010 Equity Compensation Plan. Under the 2010 Plan, options may be granted to our directors, officers, employees and consultants as determined by our board of directors. Pursuant to the 2010 Plan, we reserved for issuance up to 5,000,000 shares of our outstanding common stock under the 2010 plan. However no options have been granted as of November 30, 2014 and therefore no stock-based compensation has been recorded to date for stock options.

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

Not applicable.

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

On December 15, 2013, the Company issued 4,000,000 Company shares for the acquisition of 41% of Pro Eco Energy Ltd. The fair value of the shares is $198,788 (Note 3).

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

None

ITEM 5. OTHER INFORMATION

During 2010, the Company adopted a stock option plan known as the 2010 Equity Compensation Plan, where up to 5,000,000 options may be granted. The plan was approved by the shareholders of the Company at special meeting of the shareholders held on April 14, 2010. We have not granted any stock options under the plan as of May 31, 2014.

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

DOMINOVAS ENERGY CORPORATION


/s/ Neal Allen
--------------------------------------------
Neal Allen President, Treasurer and Director
Principal Executive Officer,
Principal Financial Officer and
Principal Accounting Officer
Dated: March 31, 2015