Form 10-Q
period 2015-02-28
Dominovas Energy Corp
filed 2015-04-21
CIK 1343254

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One) [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2015
or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 000-51736

DOMINOVAS ENERGY CORPORATION
(Exact name of registrant as specified in its charter)

Nevada	20-5854735
(State or other jurisdiction	(I.R.S. Employer Identification No.)
of incorporation or organization)

1395 Chattahoochee Avenue, Atlanta, GA	30318
(Address of principal executive offices)	(Zip Code)

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 90,619,200 shares of common stock outstanding as of February 28, 2015.

DOCUMENTS INCORPORATED BY REFERENCE

Not Applicable

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DOMINOVAS ENERGY CORPORATION

CONSOLIDATED BALANCE SHEETS

	February 28,	August 31,
	2015	2014
	(unaudited)
ASSETS

CURRENT ASSETS
Cash	$-	$5,096
Prepaids	15,410	31,941
	15,410	37,037

LIABILITIES

CURRENT LIABILITIES
Bank indebtedness	5,281	-
Accounts payable	337,284	281,815
Accrued liabilities	428,737	162,950
Convertible debt	330,000	-
Notes payable	50,000	50,000
	1,151,302	494,765

Lease inducement	75,605	51,640
	1,226,907	546,405
STOCKHOLDERS' DEFICIT
COMMON STOCK
Authorized:
200,000,000 common shares with par value of $0.001
Issued and outstanding:
90,617,125 (August 31, 2014-90,525,125) common shares	90,617	90,525
ADDITIONAL PAID IN CAPITAL	5,978,442	5,955,334
OBLIGATION TO ISSUE SHARES	13,500	-
DEFICIT	(7,294,056)	(6,555,227)
	(1,211,497)	(509,368)

	$15,410	$37,037

The accompanying notes are an integral part of these financial statements

DOMINOVAS ENERGY CORPORATION

CONDOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended		Six months ended
	February 28,		February 28,
	2015	2014	2015	2014
EXPENSES
Audit and accounting fees	$36,290	$23,385	$36,290	$42,820
Consulting fees	-	22,750	165,000	43,750
Directors fee	-	25,000	-	25,000
Dominovas Energy LLC acquisition costs	-	465,951	-	465,951
Financing fee	-	-	165,000	-
Foreign exchange loss	-	261	(113)	2,142
Gain on settlement of debt	-	(290,000)	-	(290,000)
Interest expense	-	15,608	-	16,712
Investor communications and transfer agent	5,130	8,663	10,483	8,663
Legal fee	15,855	5,727	15,855	5,727
Loss on investment	-	24,515	-	24,515
Marketing	-	1,577	-	1,577
Office and general administration	49,448	16,193	23,966	28,176
Rent	-	-	77,462	-
Salaries and management fees	116,000	-	240,748	-
Travel and entertainment	5,839	4,299	4,138	5,299

NET LOSS	$(228,562)	$(323,929)	$(738,829)	$(380,332)

LOSS PER SHARE
- BASIC AND DILUTED	$(0.00)	$(0.01)	$(0.01)	$(0.01)
WEIGHTED AVERAGE NUMBER OF COMMON STOCK OUTSTANDING
- BASIC AND DILUTED	90,572,014	50,827,538	90,572,014	50,827,538

The accompanying notes are an integral part of these financial statements

DOMINOVAS ENERGY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six months ended
	February 28,
	2015	2014
CASH FLOW FROM OPERATING ACTIVITIES
Net loss	$(738,829)	$(380,332)
Non-cash items included in net loss:
Consulting fees	165,000	-
Dominovas Energy LLC acquisition costs	-	465,951
Financing fee	165,000	-
Gain on settlement of debt	-	(290,000)
Interest expense	-	11,711
Loss on investment	-	24,515
Stock issued for services	-	42,500
Changes in non-cash working capital:
Accounts payable and accrued liabilities	321,256	(62,564)
Due to related parties	-	3,705.00
Prepaid expenses	16,531	-
Lease inducement	23,965	-
NET CASH USED IN OPERATING ACTIVITIES	(47,077)	(184,514)

INVESTING ACTIVITIES
Investment in Pro Eco	-	(10,000)
NET CASH USED IN INVESTING ACTIVITIES	-	(10,000)

FINANCING ACTIVITIES
Bank indebtedness	5,281	-
Issuance of common Stock	23,200	44,017
Subscription received	13,500	-
Forgiveness of notes payable	-	154,379
NET CASH FROM FINANCING ACTIVITIES	41,981	198,396

INCREASE IN CASH	(5,096)	3,882
Cash, beginning	5,096	(76)

CASH, ending	$-	$3,806

The accompanying notes are an integral part of these financial statements

DOMINOVAS ENERGY CORPORATION

NOTES TO FINANCIAL STATEMENTS
February 28, 2015

1. BASIS OF PRESENTATION

Dominovas Energy Corporation (the "Company") was incorporated on February 2, 2005 under the laws of the State of Nevada and is in the business of developing fuel cell and alternative energy projects.

The following interim unaudited financial statements have been prepared in accordance with United States Generally Accepted Accounting Principles for interim financial information and with the rules and regulations of the Securities and Exchange Commission ("SEC").

Accordingly these financial statements do not include all of the disclosures required by United States Generally Accepted Accounting Principles (“US GAAP”) for complete financial statements. These interim unaudited financial statements should be read in conjunction with the Company's audited financial statements for the year ended August 31, 2014. In the opinion of management, the interim unaudited financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results of the interim period presented. Operating results for the three month period ended February 28, 2015 are not necessarily indicative of the results that may be expected for the year ending August 31, 2015.

2. RECENT ACCOUNTING PRONOUNCEMENTS

Recent pronouncements with future effective dates are either not applicable or are not expected to be significant to the financial statement of the Company.

3. COMMON STOCK

Authorized: 200,000,000 common shares.

During the six month period ended February 28, 2015, the Company issued 90,000 shares at $0.25 per share for gross proceeds of $22,500 and 2,000 shares at $0.35 per share for gross proceeds of $700.

During the six month period ended February 28, 2015, the Company received subscriptions of $13,500 to issue 34,000 shares at $0.25 per share, 6,667 shares at $0.30 per share and 8,572 shares at $0.35 per share (Note 7)

4. RELATED PARTY TRANSACTIONS

During the six months ended February 28, 2015, the Company incurred wages of $46,500 (February 28, 2014 - $Nil), $50,500 (February 28, 2014 - $Nil), $52,000 (February 28, 2014 - $Nil) and $88,500 (February 28, 2014 - $Nil) to the Executive Vice President of Business Operations, the Executive Vice President of Fuel Cell Operations, the Chief Operating Officer and the President and Chief Executive Office of the Company, respectively.

As of February 28, 2015, unpaid wages of $396,900 (August 31, 2014 - $162,950) was owed to the related parties and is included in accrued liabilities.

As of February 28, 2015, the Company owed notes payable of $50,000 (August 31, 2014 - $50,000) to a former director of the Company.  The notes are non-interest bearing, unsecured and due on demand.

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

Under the agreement, the Company is committed to the following monthly rent payments:

Dates	Monthly Amount

Through October 2015	$13,374
November 1, 2015 to October 31, 2016	$13,776
November 1, 2016 to October 31, 2017	$14,189
November 1, 2017 to October 31, 2018	$14,615
November 1, 2018 to October 31, 2019	$15,053

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

On March 1, 2014, the Company entered into an employment agreement with the Executive Vice President of Operations of the Company. Under the agreement, the Company will pay him an annual salary of $93,000 for 18 months with a 25% increase after 18 months. The agreement was terminated subsequent to the period ended February 28, 2015.

On May 1, 2014, the Company entered into an employment agreement with the Executive Vice President of Fuel Cell Operations of the Company. Under the agreement, the Company will pay him an annual salary of $112,000. The agreement will be in effect for 5 years.

7. SUBSEQUENT EVENT

On April 7, 2015, the Company issued 34,000 shares at $0.25 per share, 6,667 shares at $0.30 per share and 8,572 shares at $0.35 per share in settlement of obligation to issue shares of $13,500.

On April 7, 2015, the Company issued 80,000 shares at $0.15 per share for gross proceeds of $12,000.

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

LIQUIDITY

ANTICIPATED CASH REQUIREMENTS

For the three months ended February 28, 2015, we recorded a net operating loss of $228,562. As of February 28, 2015, we had a cash balance of $Nil. We do not have sufficient funds for working capital and will need to obtain further financing.

Our financial condition as of February 28, 2015 and 2014 and cash flows for the six months then ended are summarized as follows:

	6-Months Ended Feb 28,
	2015	2014

Net cash used in Operating Activities	$(47,077)	$(184,514)
Net cash used in Investing Activities	-	(10,000)
Net cash provided by Financing Activities	41,981	198,396
Increase in Cash during the Period	(5,096)	3,882
Cash, Beginning of Period	5,096	(76)
Cash, End of Period	$-	$3,806

WORKING CAPITAL

Our working capital position as of February 28, 2015 compared to February 28, 2014 and the cash flows for the six months then ended are summarized below:

	6-Months Ended Feb 28,
	2015	2014

Current Assets	$15,410	$37,037
Current Liabilities	(1,151,302)	(494,765)
Working Capital (Deficiency)	$(1,135,892)	$(457,728)

The increase in our working capital deficiency was primarily due to an increase in accounts payable and accrued liabilities.

RESULTS OF OPERATIONS

The following is a summary of our results of operations for the three months ended February 28, 2015 and 2014:

	3-Months Ended Feb 28,
	2015	2014
EXPENSES
Audit and accounting fees	$36,290	$23,385
Consulting fees	-	22,750
Directors fee	-	25,000
Dominovas Energy LLC acquisition costs	-	465,951
Financing fee	-	-
Foreign exchange loss	-	261
Gain on settlement of debt	-	(290,000)
Interest expense	-	15,608
Investor communications and transfer agent	5,130	8,663
Legal fee	15,855	5,727
Loss on investment	-	24,515
Marketing	-	1,577
Office and general administration	49,448	16,193
Rent	-	-
Salaries and management fees	116,000	-
Travel and entertainment	5,839	4,299

NET LOSS	$(228,562)	$(323,929)

LOSS PER SHARE
- BASIC AND DILUTED	$(0.00)	$(0.01)
WEIGHTED AVERAGE NUMBER OF COMMON STOCK OUTSTANDING
- BASIC AND DILUTED	90,572,014	50,827,538

REVENUE

We have not earned any revenues since our inception and we do not anticipate earning revenues until such time as we manufacture and deploy RUBICON(TM) fuel cell power plants under Power Purchase Agreements.

EXPENSES

Our operating expenses for the three months ended February 28, 2015 compared to the same period in 2014 increased by the net amount of $150,455 primarily due to salaries and other SG&A expenses.

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

On April 14, 2010, our shareholders approved our 2010 Equity Compensation Plan. Under the 2010 Plan, options may be granted to our directors, officers, employees and consultants as determined by our board of directors. Pursuant to the 2010 Plan, we reserved for issuance up to 5,000,000 shares of our outstanding common stock under the 2010 plan. However no options have been granted as of February 28, 2015 and therefore no stock-based compensation has been recorded to date for stock options.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4T. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

As required by paragraph (b) of Rules 13a-15 or 15d-15 under the Securities Exchange Act of 1934, as amended, we are required to maintain and our management is required to evaluate the effectiveness of our Company's disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15(e) of the Exchange Act). Our management with the participation of our principal executive officer and principal financial officer evaluated the effectiveness of our Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly report on Form 10-Q. Based on this evaluation, our management determined that our Company's disclosure controls and procedures were effective as of February 28, 2015.

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

On December 10, 2014, the Company issued 70,000 shares at $0.25 per share for gross proceeds of $18,000.

On December 10, 2014, the Company issued 2,000 shares at $0.35 per share for gross proceeds of $700.

On April 7, 2015, the Company issued 34,000 shares at $0.25 per share for gross proceeds of $8,500.

On April 7, 2015, the Company issued 6,667 shares at $0.30 per share for gross proceeds of $3,000.

On April 7, 2015, the Company issued 8,572 shares at $0.35 per share for gross proceeds of $3,000.

On April 7, 2015, the Company issued 80,000 shares at $0.15 per share for gross proceeds of $12,000.

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

Effective October 21, 2014, Mr. Emilio De Jesus was appointed to the Board of Directors.

Effective November 6, 2014, Mr. Dallas Gray resigned from the Board of Directors.

Effective February 2, 2015, Mr. Darren Jacklin resigned from the Board of Directors.

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

10.2	Employment Agreement of Neal Allen dated February 20, 2014 2014 (attached as an exhibit to our current report on Form 8-K filed on February 28, 2014).

10.3	Employment Agreement of Michael Watkins dated February 20, 2014 2014 (attached as an exhibit to our current report on Form 8-K filed on February 28, 2014).

10.4	Equity Purchase Agreement between the Company and Kodiak Capital Group, LLC (attached as an exhibit to our current report on Form 8-K filed on October 21, 2014).

10.5	Registration Rights Agreement between the Company and Kodiak Capital Group, LLC (attached as an exhibit to our current report on Form 8-K filed on October 21, 2014).

10.6	Note by the Company to Kodiak Capital Group, LLC (attached as an exhibit to our Registration Statement on Form S-1 filed on November 13, 2014).

31.1	Certification Statement pursuant to Section 302 of the Sarbanes- Oxley Act of 2002

32.1	Certification Statement pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002

101	Interactive Data Files pursuant to Rule 405 of Regulation S-T (To be filed by Amendment).

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
Dated: April 20, 2015