Form 10-Q/A
period 2015-02-28
Dominovas Energy Corp
filed 2015-04-22
CIK 1343254

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendmet No. 1)

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 90,617,125 shares of common stock outstanding as of February 28, 2015.

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
Dated: April 22, 2015