Form 10-Q
period 2015-05-31
Dominovas Energy Corp
filed 2015-07-20
CIK 1343254

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One) [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2015
or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 000-51736

DOMINOVAS ENERGY CORPORATION
(Exact name of registrant as specified in its charter)

Nevada	20-5854735
(State or other jurisdiction	(I.R.S. Employer Identification No.)
of incorporation or organization)

1170 Peachtree Street, 12th Fl. , Atlanta, GA	30309
(Address of principal executive offices)	(Zip Code)

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 92,748,439 shares of common stock outstanding as of May 31, 2015.

DOCUMENTS INCORPORATED BY REFERENCE

Not Applicable

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DOMINOVAS ENERGY CORPORATION

CONSOLIDATED BALANCE SHEETS

	May 31,	August 31,
	2015	2014
	(unaudited)
ASSETS

CURRENT ASSETS
Cash	$8,983	$5,096
Prepaids	15,410	31,941
	$24,393	$37,037

LIABILITIES

CURRENT LIABILITIES
Accounts payable	$342,959	$281,815
Accrued liabilities	558,325	162,950
Convertible debt	427,427	-
Notes payable	50,000	50,000
	1,378,711	494,765

Lease inducement	74,213	51,640
	1,452,924	546,405

STOCKHOLDERS' DEFICIT

COMMON STOCK
Authorized:
200,000,000 common shares with par value of $0.001
Issued and outstanding:
92,748,439 (August 31, 2014-90,525,125) common shares	92,746	90,525
OBLIGATION TO ISSUE SHARES	25,000	-
ADDITIONAL PAID IN CAPITAL	6,361,810	5,955,334
DEFICIT	(7,908,087)	(6,555,227)
	(1,428,531)	(509,368)

	$24,393	$37,037

The accompanying notes are an integral part of these consolidated financial statements

DOMINOVAS ENERGY CORPORATION

CONDOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended		Nine months ended
	May 31,		May 31,
	2015	2014	2015	2014
EXPENSES
Advertising	$110	$3,000	$110	$4,578
Audit and accounting fees	12,862	31,410	49,152	74,230
Consulting fees	32,500	21,000	197,500	64,750
Directors' fees	-	-	-	25,000
Financing fees	31,200	-	196,200	-
Foreign exchange loss	113	1,945	-	4,087
Interest expense	1,727	-	1,727	16,712
Investor communications and transfer agent	15,656	-	26,139	8,663
Legal fees	4,500	109,783	20,355	115,510
Office and general administration	50,362	116,932	151,790	145,107
Salaries and management fees	110,189	-	350,937	-
Travel and entertainment	14,812	45,697	18,950	50,996
	(274,031)	(329,767)	(1,012,860)	(509,633)

OTHER ITEMS
Dominovas LLC acquisition costs	-	(3,506)	-	(469,457)
Gain on settlement of debt	-	-	-	290,000
Loss on debt conversion	(340,000)	-	(340,000)	-
Other	-	7,113	-	(17,402)
NET LOSS	$(614,031)	$(326,160)	$(1,352,860)	$(706,492)

LOSS PER SHARE - BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.01)	$(0.01)
WEIGHTED AVERAGE NUMBER OF COMMON STOCK OUTSTANDING
- BASIC AND DILUTED	92,748,439	90,000,000	92,748,439	90,000,000

The accompanying notes are an integral part of these consolidated financial statements

DOMINOVAS ENERGY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine months ended
	May 31,
	2015	2014
CASH FLOW FROM OPERATING ACTIVITIES
Net loss	$(1,352,860)	$(706,492)
Non-cash items included in net loss:
Consulting fees	190,000	-
Financing fees	196,200	-
Dominovas LLC acquisition costs	-	465,951
Gain on settlement of debt	-	(290,000)
Interest expense	1,727	11,711
Loss on debt conversion	340,000	-
Loss on investment	-	17,402
Stock issued for services	-	42,500
Changes in non-cash working capital:
Prepaid expenses	16,531	(28,785)
Accounts payable and accrued liabilities	456,519	185,562
Due to related parties	-	78,909
Lease inducement	22,573	-
NET CASH USED IN OPERATING ACTIVITIES	(129,310)	(223,242)

INVESTING ACTIVITIES
Investment in Pro Eco	-	(10,000)
NET CASH USED IN INVESTING ACTIVITIES	-	(10,000)

FINANCING ACTIVITIES
Bank indebtedness	-	(76)
Convertible debt	84,500	-
Notes payable	-	154,379
Issuance of common shares for cash	48,697	161,017
NET CASH FROM FINANCING ACTIVITIES	128,697	315,320

INCREASE IN CASH	3,887	82,078
Cash, beginning	5,096	-
CASH, ENDING	$8,983	$82,078

The accompanying notes are an integral part of these consolidated financial statements

Dominovas Energy Corporation

NOTES TO FINANCIAL STATEMENTS
May 31, 2015

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

Accordingly these financial statements do not include all of the disclosures required by United States Generally Accepted Accounting Principles (“US GAAP”) for complete financial statements. These interim unaudited financial statements should be read in conjunction with the Company's audited financial statements for the year ended August 31, 2014. In the opinion of management, the interim unaudited financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results of the interim period presented. Operating results for the nine month period ended May 31, 2015 are not necessarily indicative of the results that may be expected for the year ending August 31, 2015.

2. RECENT ACCOUNTING PRONOUNCEMENTS

Recent pronouncements with future effective dates are either not applicable or are not expected to be significant to the financial statement of the Company.

3. RELATED PARTY TRANSACTIONS

During the nine months ended May 31, 2015, the Company incurred wages of $84,000 (May 31, 2014 - $Nil), $56,188 (May 31, 2014 - $Nil), $78,000 (May 31, 2014 - $Nil) and $132,750 (May 31, 2014 - $Nil) to the Executive Vice President of Business Operations, the Executive Vice President of Fuel Cell Operations, the Chief Operating Officer and the President and Chief Executive Officer of the Company, respectively.

As of May 31, 2015, unpaid wages of $491,237 (August 31, 2014 - $162,950) was owed to the related parties and is included in accrued liabilities.

As of May 31, 2015, $66,088 (August 31, 2014 - $66,088) was owed to the related parties for various disbursements made on the Company’s behalf and is included in accrued liabilities.

As of May 31, 2015, the Company owed notes payable of $50,000 (August 31, 2014 - $50,000) to a former director of the Company.  The notes are non-interest bearing, unsecured and due on demand.

4. CONVERTIBLE DEBT

On October 27, 2014, the Company issued Kodiak Capital Group ("Kodiak") a convertible note in the amount of $165,000 in exchange for consulting services rendered. The note is non-interest bearing, is due on October 27, 2015, and is unsecured.

Kodiak may convert the entire loan amount into shares of the Company's common stock, at a conversion price for each share equal to the lowest closing bid price for the common stock for the thirty trading days ending on the trading day immediately before the conversion date multiplied by 50% at any time after April 28, 2015.

As the value of the shares under the conversion option is greater than the face value of the debt, the value of the shares, should the conversion option be exercised, of $330,000 has been recognized as a liability in these financial statements. Financing fees of $165,000 was recorded on the transaction.

On April 28, 2015, Kodiak converted $10,000 of the note (with a fair value of $20,000) into 2,000,000 shares with a fair value of $360,000. A loss of $340,000 was recognized on the transaction (Note 5).

On March 19, 2015, the Company issued LG Capital Funding, LLC ("LG") two convertible notes in the amount of $26,500 each. The notes bear interest at 8%, are due on May 31, 2015, and are unsecured. The funds for the first note has been received in cash during the nine month period ended May 31, 2015. The second note was paid for by the issuance of an offsetting $26,500 secured note issued to the Company by LG. If the first note is redeemed then the Company and LG’s obligations relating to the second note and offsetting secured note are cancelled.

LG may convert the entire loan amount into shares of the Company's common stock, at a conversion price for each share equal to the lowest closing bid price for the common stock for the thirty trading days ending on the trading day immediately before the conversion date multiplied by 50% at any time. LG must pay off the second note in cash prior to converting it to shares.

The Company may prepay the loan up to 180 days after its issuance with the following penalties:

Number of days after issuance	Penalty

< 30 days	118% of principal plus accrued interest
31 – 60 days	124% of principal plus accrued interest
61 – 90 days	130% of principal plus accrued interest
91 – 120 days	136% of principal plus accrued interest
121 – 150 days	142% of principal plus accrued interest
151 – 180 days	148% of principal plus accrued interest

As the value of the shares under the conversion option is greater than the face value of the debt, the Company has recognized the lesser of the amount if it can settle the note by prepayment and the value of the shares issuable on conversion. Financing fees of $7,950 was recorded on the transaction.

On April 30, 2015, the Company issued Carebourn Capital Group ("Carebourn") a convertible note in the amount of $62,000. The note carries a discount of $4,000 and has an effective interest rate of 22%. The note is due on January 30, 2016, and is unsecured.

The Company may prepay the loan up to 180 days after its issuance with the following penalties:

Number of days after issuance	Penalty

< 30 days	125% of principal plus accrued interest
31 – 60 days	130% of principal plus accrued interest
61 – 90 days	135% of principal plus accrued interest
91 – 120 days	140% of principal plus accrued interest
121 – 150 days	145% of principal plus accrued interest
151 – 180 days	150% of principal plus accrued interest

Carebourn may convert the entire loan amount into shares of the Company's common stock, at a conversion price for each share equal to the lowest closing bid price for the common stock for the thirty trading days ending on the trading day immediately before the conversion date multiplied by 50% at any time after July 30, 2015.

As the value of the shares under the conversion option is greater than the face value of the debt, the Company has recognized the lesser of the amount if it can settle the note by prepayment and the value of the shares issuable on conversion. Financing fees of $23,250 was recorded on the transaction.

5. COMMON STOCK

Authorized: 200,000,000 common shares.

During the nine month period ended May 31, 2015, the Company had the following share issuances for cash:

•	Issued 126,000 shares at $0.25 per share for gross proceeds of $31,700;
•	Issued 80,000 shares at $0.15 per share for gross proceeds of $12,000;
•	Issued 6,667 shares at $0.30 per share for gross proceeds of $2,000; and
•	Issued 8,572 shares at 0.35 per share for gross proceeds of $3,000.

During the nine month period ended May 31, 2015, the Company issued 2,000,000 shares with a fair value of $360,000 to Kodiak for the conversion of debt with a fair value of $20,000. A loss on the conversion of debt of $340,000 was recognized (Note 3).

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

On March 1, 2014, the Company entered into an employment agreement with the President and Chief Executive Officer of the Company. Under the agreement, the Company will pay an annual salary of $177,000 for 18 months with a 25% increase after 18 months. The agreement will be in effect for 3 years.

On March 1, 2014, the Company entered into an employment agreement with the Chief Operating Officer of the Company. Under the agreement, the Company will pay an annual salary of $104,000 for 18 months with a 25% increase after 18 months. The agreement will be in effect for 3 years.

On May 1, 2014, the Company entered into an employment agreement with the Executive Vice President of Fuel Cell Operations of the Company. Under the agreement, the Company will pay an annual salary of $112,000. The agreement will be in effect for 5 years.

7. SUBSEQUENT EVENTS

Subsequent to the period ended May 31, 2015:

•	The Company issued 2,343,750 shares to Kodiak for proceeds of $26,157;
•	The Company issued 600,000 shares for services rendered;
•	Kodiak converted $6,750 of the convertible debt to 3,000,000 shares of the Company; and
•	Carebourn converted $61,905 of the convertible debt to 32,598,586 shares of the Company.

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

LIQUIDITY

ANTICIPATED CASH REQUIREMENTS

For the three months ended May 31, 2015, we recorded a net operating loss of $270,316. As of May 31, 2015, we had a cash balance of $8,983. We do not have sufficient funds for working capital and will need to obtain further financing.

Our financial condition as of May 31, 2015 and 2014 and cash flows for the nine months then ended are summarized as follows:

	9-Months Ended May 31,
	2015	2014

Net cash used in Operating Activities	$(129,310)	$(223,242)
Net cash used in Investing Activities	-	(10,000)
Net cash provided by Financing Activities	133,197	315,320
Increase in Cash during the Period	3,887	82,078
Cash, Beginning of Period	5,096	-
Cash, End of Period	$8,983	$82,078

WORKING CAPITAL

Our working capital position as of May 31, 2015 compared to May 31, 2014 and the cash flows for the nine months then ended are summarized below:

	9-Months Ended May 31,
	2015	2014

Current Assets	$24,393	$37,037
Current Liabilities	(1,399,995)	(494,765)
Working Capital (Deficiency)	$(1,375,602)	$(457,728)

The increase in our working capital deficiency was primarily due to an increase in accounts payable and accrued liabilities.

RESULTS OF OPERATIONS

The following is a summary of our results of operations for the three months ended May 31, 2015 and 2014:

	Three months ended
	May 31,
	2015	2014
EXPENSES
Advertising	$110	$3,000
Audit and accountingfees	12,862	31,410
Consulting fees	32,500	21,000
Directors' fees	-	-
Financing fee	53,000	-
Foreign exchange loss	113	1,945
Interest expense	1,211	-
Investor communications and transfer agent	15,656	-
Legal fees	4,500	109,783
Office and general administration	50,363	116,932
Salaries and management fees	110,189	-
Travel and entertainment	14,812	45,697
	(270,316)	(329,767)

OTHER ITEMS
Dominovas LLC acquisition costs	-	(3,506)
Gain on settlement of debt	-	-
Loss on debt conversion	(340,000)	-
Other items	-	7,113
NET LOSS	$(635,316)	$(326,160)

LOSS PER SHARE - BASIC AND DILUTED	$(0.00)	$(0.00)
WEIGHTED AVERAGE NUMBER OF COMMON STOCK OUTSTANDING -
BASIC AND DILUTED	92,748,439	90,000,000

REVENUE

We have not earned any revenues since our inception and we do not anticipate earning revenues until such time as we manufacture and deploy RUBICON(TM) fuel cell power plants under Power Purchase Agreements.

EXPENSES

Our operating expenses for the three months ended May 31, 2015 compared to the same period in 2014 decreased by the net amount of $59,451 primarily due to other SG&A expenses.

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

On April 14, 2010, our shareholders approved our 2010 Equity Compensation Plan. Under the 2010 Plan, options may be granted to our directors, officers, employees and consultants as determined by our board of directors. Pursuant to the 2010 Plan, we reserved for issuance up to 5,000,000 shares of our outstanding common stock under the 2010 plan. However no options have been granted as of May 31, 2015 and therefore no stock-based compensation has been recorded to date for stock options.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4T. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

As required by paragraph (b) of Rules 13a-15 or 15d-15 under the Securities Exchange Act of 1934, as amended, we are required to maintain and our management is required to evaluate the effectiveness of our Company's disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15(e) of the Exchange Act). Our management with the participation of our principal executive officer and principal financial officer evaluated the effectiveness of our Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly report on Form 10-Q. Based on this evaluation, our management determined that our Company's disclosure controls and procedures were effective as of May 31, 2015.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We know of no material, existing, or pending legal proceedings against our Company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial stockholder, is an adverse party or has a material interest adverse to our interest.

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

On June 9, 2015, the Company issued 100,000 shares to Brunson, Chandler & Jones for services rendered.

On June 10, 2015, the Company issued 450,000 shares to Pyrenees Investments for services rendered.

On June 10, 2015, the Company issued 25,000 shares to Charles Botchway for services rendered.

On June 10, 2015, the Company issued 25,000 shares to Paul McIntyre for services rendered.

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

10.2	Employment Agreement of Neal Allen dated February 20, 2014 2014 (attached as an exhibit to our current report on Form 8-K filed on February 28, 2014).

10.3	Employment Agreement of Michael Watkins dated February 20, 2014 2014 (attached as an exhibit to our current report on Form 8-K filed on February 28, 2014).

10.4	Equity Purchase Agreement between the Company and Kodiak Capital Group, LLC (attached as an exhibit to our current report on Form 8-K filed on October 21, 2014).

10.5	Registration Rights Agreement between the Company and Kodiak Capital Group, LLC (attached as an exhibit to our current report on Form 8-K filed on October 21, 2014).

10.6	Note by the Company to Kodiak Capital Group, LLC (attached as an exhibit to our Registration Statement on Form S-1 filed on November 13, 2014).

10.7	Dominovas Energy was accepted as a member of the Power Africa Initiative. (attached as an exhibit to our current report on Form 8-K filed on May 6, 2015).

31.1	Certification Statement pursuant to Section 302 of the Sarbanes- Oxley Act of 2002

32.1	Certification Statement pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002

101	Interactive Data Files pursuant to Rule 405 of Regulation S-T. (To be filed by amendment)

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

Dated: July 20, 2015