Form 10-Q/A
period 2015-05-31
Dominovas Energy Corp
filed 2015-07-22
CIK 1343254

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

The accompanying notes are an integral part of these consolidated financial statements

DOMINOVAS ENERGY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine months ended
	May 31,
	2015	2014
CASH FLOW FROM OPERATING ACTIVITIES
Net loss	$(1,352,860)	$(706,492)
Non-cash items included in net loss:
Consulting fees	190,000	-
Financing fees	196,200	-
Dominovas LLC acquisition costs	-	465,951
Gain on settlement of debt	-	(290,000)
Interest expense	1,727	11,711
Loss on debt conversion	340,000	-
Loss on investment	-	17,402
Stock issued for services	-	42,500
Changes in non-cash working capital:
Prepaid expenses	16,531	(28,785)
Accounts payable and accrued liabilities	456,519	185,562
Due to related parties	-	78,909
Lease inducement	22,573	-
NET CASH USED IN OPERATING ACTIVITIES	(129,310)	(223,242)

INVESTING ACTIVITIES
Investment in Pro Eco	-	(10,000)
NET CASH USED IN INVESTING ACTIVITIES	-	(10,000)

FINANCING ACTIVITIES
Bank indebtedness	-	(76)
Convertible debt	84,500	-
Notes payable	-	154,379
Issuance of common shares for cash	48,697	161,017
NET CASH FROM FINANCING ACTIVITIES	133,197	315,320

INCREASE IN CASH	3,887	82,078
Cash, beginning	5,096	-
CASH, ENDING	$8,983	$82,078

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

Our financial condition as of May 31, 2015 and 2014 and cash flows for the nine months then ended are summarized as follows:

	9-Months Ended May 31,
	2015	2014

Net cash used in Operating Activities	$(129,310)	$(223,242)
Net cash used in Investing Activities	-	(10,000)
Net cash provided by Financing Activities	133,197	315,320
Increase in Cash during the Period	3,887	82,078
Cash, Beginning of Period	5,096	-
Cash, End of Period	$8,983	$82,078

WORKING CAPITAL

Our working capital position as of May 31, 2015 compared to May 31, 2014 and the cash flows for the nine months then ended are summarized below:

	9-Months Ended May 31,
	2015	2014

Current Assets	$24,393	$37,037
Current Liabilities	(1,378,711)	(494,765)
Working Capital (Deficiency)	$(1,354,318)	$(457,728)

The increase in our working capital deficiency was primarily due to an increase in accounts payable and accrued liabilities.

RESULTS OF OPERATIONS

The following is a summary of our results of operations for the three months ended May 31, 2015 and 2014:

	Three months ended
	May 31,
	2015	2014
EXPENSES
Advertising	$110	$3,000
Audit and accountingfees	12,862	31,410
Consulting fees	32,500	21,000
Directors' fees	-	-
Financing fee	31,200	-
Foreign exchange loss	113	1,945
Interest expense	1,727	-
Investor communications and transfer agent	15,656	-
Legal fees	4,500	109,783
Office and general administration	50,362	116,932
Salaries and management fees	110,189	-
Travel and entertainment	14,812	45,697
	(274,031)	(329,767)

OTHER ITEMS
Dominovas LLC acquisition costs	-	(3,506)
Gain on settlement of debt	-	-
Loss on debt conversion	(340,000)	-
Other items	-	7,113
NET LOSS	$(614,031)	$(326,160)

LOSS PER SHARE - BASIC AND DILUTED	$(0.00)	$(0.00)
WEIGHTED AVERAGE NUMBER OF COMMON STOCK OUTSTANDING -
BASIC AND DILUTED	92,748,439	90,000,000

REVENUE

We have not earned any revenues since our inception and we do not anticipate earning revenues until such time as we manufacture and deploy RUBICON(TM) fuel cell power plants under Power Purchase Agreements.

EXPENSES

Our operating expenses for the three months ended May 31, 2015 compared to the same period in 2014 decreased by the net amount of $55,736 primarily due to other SG&A expenses.

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

Dated: July 22, 2015