Form 10-K
period 2015-08-31
Dominovas Energy Corp
filed 2015-12-04
CIK 1343254

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: August 31, 2015

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding year (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding year (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act

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

169,106,668 shares of common stock at a price of $0.06 per share for an aggregate market value of $10,146,400.

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 173,525,485 shares of common stock outstanding as of November 30, 2015

DOCUMENTS INCORPORATED BY REFERENCE

Not Applicable

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

It was incorporated in the State of Nevada on February 2, 2005 under the name Comtrix Inc.  From incorporation until June 2005, its operating activities consisted primarily of developing fingerprint recognition products for residential buildings in China.  Management investigated opportunities and challenges in the business of developing fingerprint recognition products and security for residential buildings in China and determined that the business did not present the best opportunity for the Company to realize value for its shareholders.  Accordingly, it abandoned this business plan and focused on the identification of other suitable business opportunities and/or business combinations.

On June 23, 2006, the Company executed a letter of intent with Lusora Corp., wherein, the existing shareholders of Lusora Corp. agreed to exchange issued and outstanding shares of its common stock for the same number of shares of “Comtrix Inc.”.  Also effective June 23, 2006, the Company changed its name from "Comtrix Inc." to "Lusora Healthcare Systems Inc."  In addition, effective June 23, 2006, the Company effected a 25 for one forward stock split of its authorized, issued, and outstanding common stock.  As a result, authorized capital increased from 75,000,000 shares of common stock with a par value of $0.001 to 1,857,000,000 shares of common stock with a par value of $0.001.

On September 7, 2007, the Company changed its name from "Lusora Healthcare Systems Inc." to "Western Standard Energy Corp" when the Company decided to change the focus of its business plan from wireless personal security and monitoring systems to acquisition and exploration in the oil and gas industry.  Additionally, on September 7, 2007, the Company effected a 1.5 for one stock split of its authorized and issued and outstanding common stock.  As a result, its authorized capital increased from 1,875,000,000 shares of common stock with a par value of $0.001 to 2,812,500,000 shares of common stock with a par value of $0.001.

On February 20, 2014 Western Standard Energy Corp. (“we” or the “Company”) entered into an Equity Purchase Agreement (the “EPA”) with Dominovas Energy, LLC (“Dominovas Energy”) and the Members of Dominovas Energy (the “Members”).  Pursuant to the EPA the Company acquired 100% of the outstanding limited liability company units of Dominovas Energy, a Delaware limited liability company, as more fully described in Item 2.01.  The purchase price consisted of 45,000,000 shares of the Company’s common stock, which constituted 50% of its outstanding common stock after closing of this transaction.  The Agreement also provided for two of Dominovas Energy’s Members to be added to the Board of Directors.  The Agreement contained customary representations, warranties, covenants and closing conditions.

In connection with the EPA, on February 20, 2014 the Company entered into a three-year employment agreement with Neal Allen, its Chairman, President and CEO, with the agreement becoming effective March 1, 2014.   Mr. Allen’s salary is $177,000 per year, increasing by 25% eighteen months from the effective date.  The agreement contains customary non-competition, non-solicitation and non-disclosure provisions.

In connection with the EPA, on February 20, 2014 the Company also entered into a three-year employment agreement with Michael Watkins, the Company’s Chief Operating Officer (COO), with the agreement becoming effective on March 1, 2014.  Mr. Watkins’ salary is $104,000 per year, increasing by 25% eighteen months from the effective date.  Mr. Watkins will receive a one-time advance of 7.5% of salary; subsequent salary payments will be adjusted to reflect the salary as advanced.  The agreement contains customary non-competition, non-solicitation and non-disclosure provisions.

On February 20, 2014 the Company entered into a three-year employment agreement with Kerry Stewart, the Company’s Executive Vice President of Business Operations, with the agreement becoming effective March 1, 2014. Mr. Stewart’s salary is $93,000 per year, increasing by 25% eighteen months from the effective date.  The agreement contains customary non-competition, non-solicitation and non-disclosure provisions. This agreement was terminated during the year ended August 31, 2015. As at August 31, 2015, the Company has accrued a payable due, and has no further obligation under this agreement.

On April 30, 2014 the Company entered into a three-year employment agreement with Shamiul Islam, the Company’s Executive Vice President of Fuel Cell Operations, with the agreement becoming effective May 1, 2014. Mr. Islam’s salary is $112,000 per year, increasing by 25% eighteen months from the effective date.  The agreement contains customary non-competition, non-solicitation and non-disclosure provisions.

On August 13, 2015, the Company amended its Articles of Incorporation of the Corporation (the “Articles”) to create a class of preferred stock. As a result, authorized capital increased to 710,000,000 shares, of which 700,000,000 shall be authorized as common shares and 10,000,000 shall be authorized as preferred shares. In connection with the increase, the Company issued 18,100,000 restricted shares of common stock of the Corporation to Neal Allen, its Chairman, President and CEO. The Corporation also issued 8,500,000 restricted common stock to Michael Watkins, the Company’s Chief Operating Officer (COO) and 4,500,000 restricted shares of the common stock to Spero Plavoukos, one of its directors.

DESCRIPTION OF BUSINESS

Dominovas Energy, is part of the fuel cell and sustainable/alternative energy industry.  Fuel cells are an efficient, combustion-less, reliable, and virtually pollution-free energy source that provide electricity to power a wide array of applications, including buildings (manufacturing facilities, hotels and hospitals), primary power for grid integration, automobiles, emergency back-up systems, and base load grid power.  A fuel cell uses fuel - usually hydrogen, extracted from common fuels such as natural gas - to produce electricity.  In principle, a fuel cell is an electrochemical device that operates like a battery.  However, unlike a battery, a fuel cell requires re-fueling and not recharging.  Fuel cells will continue to produce electricity and heat as long as there is a constant fuel source.  Hydrogen fuel cells work simply, have no moving parts, and operate silently, with water and excess heat as their only by-products.  Fuel cells, thus, provide the ideal solution for a myriad of portable, on-board, and stationary electric power generation applications.

Dominovas Energy has identified marketing and sales opportunities for fuel cells in emerging market countries, where electricity supply is frequently unreliable, antiquated, and expensive as compared to the cost of electricity and the production, thereof, in the United States.  Dominovas Energy currently has active projects in Africa.  Dominovas Energy works with and has engaged the host nation’s government.  Initial project sizes range from 3 to 200 Megawatts (MW), with eventual project sizes of up to 3000 MW.  Project cost projections range from $25 million and beyond. Dominovas Energy will provide power to the local utilities under power purchase agreements (PPA’s), and prior to deployment it will require specific guarantees, bonding or other credit support, as necessary, where the local contracting entities do not enjoy strong credit ratings.

The Dominovas Energy fuel cell system is named RUBICON™.  It is a modular solid oxide fuel cell (SOFC) system that operates at high temperatures (up to 800 C).  Dominovas Energy has identified the following advantages of its technology over competitive energy producing systems:  (1) all solid components, (2) accelerated electrochemical kinetics proceed without the need for expensive noble metals such as platinum, (3) internal fuel reforming is possible and carbon monoxide may be used as a fuel and (4) more tolerant of fuel contaminants, including sulfur, because per design of the system these components dissipate  before deposition onto the fuel cell components.

Additional advantages of the RUBICON™ are that it is silent and environmentally friendly, and capable of reforming multiple fuels such as diesel, natural gas, propane, ethanol, syngas, methanol and bio-fuels.

Dominovas Energy will source the manufacture for the build of its RUBICON™ and will source as necessary with key OEM partners for additional components required to meet the multi-MW production schedule based upon the amount of MWs that are projected specific to projected sales.

Dominovas Energy is headquartered at 1170 Peachtree Street N.E., 12th Floor, Atlanta, Georgia 30309.  All manufacture of the RUBICON™ will be completed prior to shipment and deployment, once the manufacturing site has been determined.

Historically, the primary manufacturing challenges for the commercial development of the SOFC market were the lack of companies with the necessary resources to support stack development and the subsequent requirements, as are key to the integration of the stack with a reformer.  Dominovas Energy Corporation has partnered with AVL List, Gmbh (AVL), and the leading fuel cell systems integration company in the world.  AVL is based in Gratz, Austria but also has offices in Michigan, USA, with a track record of over 15 years of SOFC R&D and product development experience, along the sizeable capital commitment that is required to develop a commercial product.  AVL List GmbH is the world’s largest independent company for the development of powertrain systems (internal combustion engines, batteries and fuel cells) as well as instrumentation and test systems.  Founded in 1948, AVL built its reputation by providing world-class products and services for the most challenging applications, both in the region and around the globe. AVL has more than 100 projects supporting its experience in Fuel Cell engineering.  A provider of diverse products and specialized services, AVL is partnered with many of the world’s leading and most recognizable companies to provide those companies with advanced technology, products, and services.  The technological contribution by Dominovas Energy to its projects includes, but is not limited to its proprietary algorithms, which the Company believes improves the operating conditions and efficiencies of utilizing multiple fuel.  The Company will also install the RUBICON’s™’ power electronics along with a “state of the art” communications suite infrastructure within each RUBICON™.  These components allow for the remote monitoring of the system, as well as the internal operations of each unit.

Given the vast need for electricity in emerging markets around the globe, Dominovas Energy has been very measured in its selection process for specific target markets.  Initial deployments of the RUBICON™ will be in the Democratic Republic of the Congo and other select sub-Saharan markets where the Company has secured commitments by government officials to deploy a specific number of MWs.  The initial clients include government agencies and operations and Mines.

Dominovas Energy also has projects earmarked in the private and governmental sectors of additional African countries and has an expectation of a positive close to the sales cycle to generate an additional 500MW – 1500MW of new business in the foreseeable future.

COMPETITORS AND DOMINOVAS ENERGY'S COMPETITIVE ADVANTAGES

Dominovas Energy’s “competitors” are not “competitors” in the true sense of the word.  It’s “competitors” produce and sell specific technologies (not fuel cell) that are currently being deployed to provide electricity within the theaters of operation that Dominovas Energy is engaging.  Primarily, GenSets, gas turbines, micro-turbines, solar and wind technologies are Dominovas Energy’s competitors.  These competing technologies are expected to offer power as generators within power plants, as well as when used as standalone power generators.

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

SUMMARY OF APPLICATION DATA FOLLOWS:

APPLICATION DATA: TRADEMARK/SERVICE MARK APPLICATION, PRINCIPAL REGISTER TEAS PLUS APPLICATION

The applicant, Dominovas Energy Corporation, a corporation of Nevada, having an address of 1170 Peachtree Street NE, 12th Floor, Atlanta, Georgia 30309, United States, requests registration of the trademark/service mark identified above in the United States Patent and Trademark Office on the Principal Register established by the Act of July 5, 1946 (15 U.S.C. Section 1051 et seq.), as amended, for the following:

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

In International Class 035, the mark was first used by the applicant or the applicant's related company or licensee predecessor in interest at least as early as 06/30/2010, and first used in commerce at least as early as 06/30/2010, and is now in use in such commerce.  The applicant is submitting one (or more) specimen(s) showing the mark as used in commerce on or in connection with any item in the class of listed goods and/or services, consisting of a(n) Company Website.

Specimen-1 [SPE0-1-50167967-145514421_._Screen_Shot_2014-06-26_at_3.58.37_PM.pdf] International Class 039:  Distribution of energy

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

Specimen-1 [SPE0-2-50167967-145514421_._Screen_Shot_2014-06-26_at_3.58.37_PM.pdf]

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

Specimen-1 [SPE0-3-50167967-145514421_._Screen_Shot_2014-06-26_at_3.58.37_PM.pdf]

Specimen-2 [SPE0-50167967-224942725_._Screen_Shot_2014-06-26_at_3.58.37_PM.pdf]

For informational purposes only, applicant's website address is: www.dominovasenergy.com

The applicant's current Correspondence Information: Michael Watkins, COO 1170 Peachtree Street NE, 12th Floor Atlanta, Georgia 30309 (800) 679-1249 (phone) michael@dominovasenergy.com; neal@dominovas.com (authorized)

Said application was approved 21 July, 2015: NOTICE OF ALLOWANCE (NOA)  ISSUE DATE: Jul 21, 2015 Serial Number: 86328976 Mark: DOMINOVAS ENERGY Docket/Reference Number:

No opposition was filed for this published application.  The issue date of this NOA establishes the due date for the filing of a Statement of Use (SOU) or a Request for Extension of Time to file a Statement of Use (Extension Request).  WARNING: An SOU that meets all legal requirements must be filed before a registration certificate can issue.  Please read below for important information regarding the applicant's pending six (6) month deadline.
SIX (6)-MONTH DEADLINE: Applicant has six (6) MONTHS from the NOA issue date to file either:

- An SOU, if the applicant is using the mark in commerce (required even if the applicant was using the mark at the time of filing the application, if use basis was not specified originally); OR

- An Extension Request, if the applicant is not yet using the mark in commerce.  If an Extension Request is filed, a new request must be filed every six (6) months until the SOU is filed.  The applicant may file a total of five (5) extension requests.  WARNING: An SOU may not be filed more than thirty-six (36) months from when the NOA issued.  The deadline for filing is always calculated from the issue date of the NOA.

Serial Number: 86328976 Mark: DOMINOVAS ENERGY Docket/Reference Number: Owner: Dominovas Energy Corporation 1170 Peachtree Street NE, 12th Floor Atlanta, Georgia 30309 Correspondence Address: MICHAEL WATKINS   1170 Peachtree St., N.E., 12th Floor ATLANTA GA 30309

This application has the following bases, but not necessarily for all listed goods/services:

Section 1(a):  YES  Section 1(b):  YES  Section 44(e):  NO GOODS/SERVICES BY INTERNATIONAL CLASS

009 - (Based on Intent to Use) Apparatus and instruments for conveying, distributing, transforming, storing, regulating or controlling electric current; Electrical distribution boxes; Electrical distribution systems, namely, power distribution panels; Electrical power distribution units; Electricity router for managing and optimizing energy loads within a building; Electronic devices, namely, energy meters for tracking and monitoring energy usage; Electronic monitors and monitor modules for monitoring electric current and electrical signals; Fuel cells; Test stations for fuel cells

-- FIRST USE DATE: NONE;  -- USE IN COMMERCE DATE: NONE

035 - (Based on Intent to Use) Energy management services, namely, providing a service that allows customers to purchase energy from various energy providers; Energy usage management; Energy usage management information services; Information in the field of energy efficiency; Retail electricity provider services, namely, providing a service that allows customers to purchase energy, namely, electricity, and renewable energy; Utility bill management services, namely, tracking, reporting, analyzing and delivering energy information in the form of utility bills and utility meter data rate schedules

-- FIRST USE DATE: NONE;  -- USE IN COMMERCE DATE: NONE

039 - (Based on Intent to Use) Distribution of energy

-- FIRST USE DATE: NONE;  -- USE IN COMMERCE DATE: NONE

040 - (Based on Use in Commerce) Energy generation services; Energy recycling services, namely, capturing and conversion of wasted energy into electricity and useful steam; Generation of energy; Leasing of energy generating equipment; Leasing of renewable energy equipment for use in converting renewable resources into power; Production of energy; Production of energy via renewable and non-renewable fuels

-- FIRST USE DATE: 06-30-2010 -- USE IN COMMERCE DATE: 06-30-2010

ALL OF THE GOODS/SERVICES IN EACH CLASS ARE LISTED.

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
Specimen-1 [SPE0-1-715680180-104023336_._Use_in_Commerce_Website.pdf]

For informational purposes only, applicant's website address is: www.dominovasenergy.com

The applicant's current Correspondence Information: Michael Watkins, COO 1170 Peachtree Street NE, 12th Floor Atlanta, Georgia 30309 (800) 679-1249 (phone) michael@dominovasenergy.com; neal@dominovas.com (authorized)

Notice of Allowance has also been granted and approved for this application.

Dominovas Energy’s Executive Vice President for Fuel Cell Operations, Shamiul Islam, Ph.D., owns the following patents:

1. Josephine M. Hill and Shamiul Islam, ‘Chemical compositions suitable for use as solid oxide fuel cell anodes, and processes for making same’, US provisional patent, Filed on Feb. 2013.

2. Byong-Taek Lee, Ho-Yeon Song, Shamiul Islam and Min-Sung Kim, ‘Method of porous unidirectional Si2N2O-Si3N4 composite using ethanol bubbles in a viscous polymeric slurry'. Korean patent. Registration no. 1010442020000, Application no. 1020090016255, (2009).

EMPLOYEES

Dominovas Energy presently has ten (10) employees.  The Company believe that its relationship with its employees is satisfactory.   It plans to employ more qualified employees in the future, as contracts are executed resulting in multi-megawatt orders.  It also plans to keep staff at a minimum to minimize overhead.  All employees have signed non-competes and non-disclosure agreements, as well as a Foreign Corruption Practices Act (FCPA) document.

GOVERNMENT REGULATIONS

Our business is not subject to substantial regulation. However, our target markets, such as power generation, are subject to varying degrees of regulation, which varies depending on the host nation. We plan to work closely with the host nation governments in implementing our projects and to carefully comply with all applicable regulations.

INVESTMENT IN PRO ECO ENERGY

Dominovas Energy Corporation additionally owned 49.25% of the common stock of Pro Eco Energy Ltd., (“Pro Eco Energy”), which is a combination of two private related companies – Swiss Solar Tech (SST) Ltd. and Pro Eco Energy Ltd.  The two companies are located in Summerland, British Columbia and each provides energy efficient and environmentally friendly heating and cooling HVAC systems for commercial buildings.  The combined entities specialize in a variety of clients including hotels, resorts and multi-residential buildings, combining solar thermal with ground – source heat pumps, heat recovery systems and geothermal ground loops as necessary to improve efficiency and reduce energy costs.  Pro Eco Energy expects that, by utilizing the most advanced technologies and custom-designed hybrid systems, energy cost savings of greater than 50% can be realized for customers.

By consent of the Company’s Board of Directors, the Company has determined it is in the best interest of Dominovas Energy to completely divest itself in total from Pro Eco Energy and has effected the necessary paperwork to complete said transaction.  An 8K was filed to this effect on 4 September, 2015.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES

The Company presently utilizes modest office facilities adequate for the Company’s current operations.  The Company is currently leasing space for its corporate office in the Atlanta area.  Additional office space may be required in the future.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

Our common stock is quoted on the OTC Bulletin Board under the symbol "DNRG".  The following table shows the quarterly range of high and low bid information for our common stock over the fiscal quarters for the last two fiscal years as quoted on the OTC Bulletin Board.  The bid prices represent quotations by dealers without adjustments for retail mark-ups, mark-downs or commissions, and may not represent actual transactions.  Investors should not rely on historical prices of our common stock as an indication of its future price performance.

The last sale price of our common stock as reported on Yahoo! Finance on November 27, 2015 was $0.055 per share:

Quarter Ended	High	Low

November 30, 2013	$-	$-
February 28, 2014	0.600	0.600
May 31, 2014	0.600	0.600
August 31, 2014	0.700	0.030
November 30, 2014	0.300	0.010
February 28, 2015	0.320	0.200
May 31, 2015	0.350	0.050
August 31, 2015	0.211	0.004

TRANSFER AGENT

Our shares of common stock are certificated. Our transfer agent for our common stock is the Nevada Agency and Trust Company at 50 West Liberty Street, Suite 880, Reno, NV 89501, Tel: 775-322-0626 Fax: 775-322-5623

HOLDERS OF COMMON STOCK

As of August 31, 2015, the Company had 169,106,668 shares of its common stock outstanding following the issuance of shares.

Our shares of common stock are certificated.  The Company’s transfer agent for its common stock is the Nevada Agency and Trust Company at 50 West Liberty Street, Suite 880, Reno, NV 89501, Tel: 775-322-0626  Fax: 775-322-5623

DIVIDEND POLICY

The Company has not declared or paid any cash dividends on its common stock or other securities and does not anticipate paying any cash dividends in the foreseeable future.  Any future determination to pay cash dividends will be at the discretion of the Board of Directors and will be dependent upon our financial condition, results of operations, capital requirements, and such other factors as the Board of Directors deem relevant.

RECENT SALES OF UNREGISTERED SECURITIES

Authorized: 700,000,000 common shares.

On April 14, 2010, the Company adopted a stock option plan allowing the Company’s directors to grant up to 5,000,000 stock options pursuant to the terms and conditions of the stock option plan. As of August 31, 2015, no options have been granted.

On November 12, 2012, the Company issued 2,500,000 shares of its common stock in exchange for the conversion of $3,125 of debt.

On November 12, 2012, the Company issued 30,769,857 shares of its common stock at $0.00125 per share for gross proceeds of $41,587.

On November 27, 2012, the Company issued 480,000 shares of its common stock at $0.25 per share for gross proceeds of $120,000.

On November 29, 2013, the Company acquired of 41% of Pro Eco Energy in exchange for 4,000,000 of the shares of common stock of the Company. On December 2, 2013, the Company acquired an additional 8.25% of Pro Eco Energy.

On December 1, 2013, the Company issued 1,000,000 shares to an officer of the Company for accounting services rendered. The fair value of the shares is $10,000 (Note 6).

On December 1, 2013, the Company issued 1,000,000 shares to a director of the Company for consulting services rendered. The fair value of the shares is $10,000 (Note 6).

On December 1, 2013 we issued 2,250,000 shares of common stock of the Company to 2 directors and 2,000,000 shares to consultants.

On December 6, 2013 we issued 3,016,666 shares of common stock of the Company at $0.01 per share in a private placement to 26 accredited investors.

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

On January 22, 2014 we issued 1,285,000 shares of our common stock of the Company at $0.01 per share in a private placement to 7 accredited investors.

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

On February 20, 2014, a director of the Company cancelled 4,495,734 shares of common stock owned by the President and CEO of the Company. The value of the shares sis $4,496.

On May 15, 2014, the Company issued 468,000 shares of its common stock at $0.25 per share for gross proceeds of $117,000.

On August 31, 2014, the Company issued 60,000 shares of its common stock at $0.25 per share for gross proceeds of $15,000.

On October 17, 2014, the Company issued 20,000 shares of its common stock at $0.25 per share for gross proceeds of $5,000.

On December 10, 2014, the Company issued 72,000 shares of its common stock at $0.25 per share for gross proceeds of $18,000.

On April 7, 2015, the Company issued 34,000 shares of its common stock at $0.25 per share for gross proceeds of $8,500.

On April 7, 2015, the Company issued 6,667 shares of its common stock at $0.30 per share for gross proceeds of $3,000.

On April 7, 2015, the Company issued 8,572 shares of its common stock at $0.35 per share for gross proceeds of $3,000.

On April 7, 2015, the Company issued 80,000 shares of its common stock at $0.15 per share for gross proceeds of $12,000.

On April 30, 2015, the Company issued 2,000,000 shares of its common stock at $0.005 per share to extinguish convertible debt for $10,000.

On June 4, 2015, the Company issued 2,343,750 shares of its common stock at $0.011 per share for gross proceeds of $26,157.

On June 5, the Company issued 4,544,674 shares of its common stock at $0.003 per share to extinguish convertible debt for $11,549.

On June 11, 2015 the Company issued 4,659,517 shares of its common stock at $0.002 per share to extinguish convertible debt for $8,154.

On June 12, 2015 the Company issued 3,000,000 shares of its common stock at $0.002 per share to extinguish convertible debt for $6,750.

On June 19, 2015 the Company issued 3,003,965 shares of its common stock at $0.002 per share to extinguish convertible debt for $5,257.

On June 26, 2015 the Company issued 5,503,988 shares of its common stock at $0.002 per share to extinguish convertible debt for $9,632.

On June 29, 2015 the Company issued 5,503,977 shares of its common stock at $0.002 per share to extinguish convertible debt for $9,632.

On June 30, 2015 the Company issued 3,277,749 shares of its common stock at $0.002 per share to extinguish convertible debt for $5,736.

On July 9, 2015, the Company issued 100,000 shares of its common stock to the legal representation of the Company for legal services rendered. The fair value of the shares is $6,000.

On July 9, 2015 the Company issued 6,104,716 shares of its common stock at $0.002 per share to extinguish convertible debt for $11,904.

On July 10, 2015, the Company issued 500,000 shares of its common stock of the Company for consulting services rendered. The fair value of shares is $30,000.

On August 11, 2015 the Company issued 6,104,716 shares of its common stock at $0.003 per share to extinguish convertible debt for $15,872.

On August 17, 2015 the Company issued 611,177 shares of its common stock at $0.020 per share to extinguish convertible debt for $12,224.

On August 17, 2015 the Company issued 18,100,000 shares of its common stock to the Chief Executive Officer of the Company for management services. The fair value of the shares is $1,629,000.

On August 17, 2015 the Company issued 8,500,000 shares of its common stock to the Chief Executive Officer of the Company for management services. The fair value of the shares is $765,000.

On August 17, 2015 the Company issued 4,500,000 shares of its common stock to the Chief Executive Officer of the Company for management services. The fair value of the shares is $405,000.

During the period from January 1, 2010 to August 31, 2015 there were no other issuances of common stock.

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

LEGAL PROCEEDINGS

None

CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

During the year ended August 31, 2015, the Company incurred wages of $177,000 (2014 - $88,500), $112,000 (2014 - $52,000), $63,938 (2014 - $46,500) and $104,000 (2014 - $30,000) to the President, Chief Executive Officer and Director, Chief Operating Officer, the Executive Vice President of Business Operations, and the Executive Vice President of Fuel Cell Operations, respectively. As of August 31, 2015, unpaid wages of $577,576 (2014 - $229,038) was owing to the related parties and is included in accounts payable.

As of August 31, 2015, the Company owed notes payable of $75,000 (2014 - $50,000) to a former director of the Company. The notes are non-interest bearing, unsecured and due on demand.

During the year ended August 31, 2015, the Company issued 18,100,000 shares of the company’s common stock to the President, Chief Executive Officer and director for management fees rendered with a fair value of $1,629,000.

During the year ended August 31, 2015, the Company issued 8,500,000 shares of the company’s common stock to the Chief Operating Officer for management fees rendered with a fair value of $765,000.

During the year ended August 31, 2015, the Company issued 4,500,000 shares of the company’s common stock to the President, Chief Executive Officer and director for management fees rendered with a fair value of $405,000.

During the year ended August 31, 2015, the Company incurred consulting fees of $Nil (2014 - $23,000) to its former director and accounting fees of $Nil (2014 - $23,514) to its former director.

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

Maximum Number
(or Approximate
Dollar Value) of
			Total Number of	Shares (or Units)
			Shares (or Units)	that May Yet Be
	Total Number of		Purchased as Part of	Purchased Under
	Shares (or Units)	Average Price Paid	Publicly Announced	the Plans or
Period	Purchased	per Share (or Unit)	Plans or Programs	Programs

08/31/2014	60,000	$ .25	Nil	Nil

ITEM 6. SELECTED FINANCIAL DATA

The selected consolidated financial data presented below as of the end of each of the years ended August 31, 2015 have been derived from our audited consolidated financial statements together with the notes thereto included elsewhere in this annual report on Form 10-K. The data set forth below is qualified by reference to, and should be read in conjunction with our consolidated financial statements and their notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this annual report on Form 10-K.

CONSOLIDATED STATEMENT OF OPERATIONS DATA.

	Year ended August 31,
	2015	2014
EXPENSES
Advertising and marketing	$16,510	$4,540
Audit and accounting fees	18,324	60,120
Consulting fees	198,250	43,750
Directors' fees	-	25,000
Financing fees	37,500	-
Foreign exchange loss	-	4,087
Interest expense	8,098	16,712
Investor communications and transfer agent	36,090	11,711
Legal fees	65,950	208,659
Office and general administration	285,875	101,812
Salaries and management fees	3,297,365	217,000
Travel and entertainment	66,065	70,341
Loss before other items	(4,030,027)	(763,732)

OTHER ITEMS
Gain on settlement of debt	-	140,000
Change in fair value of convertible debt	(3,231,686)	-
Write-off of intangible assets	-	(513,652)
Write-off of investments	-	(208,788)

LOSS AND COMPREHENSIVE LOSS	$(7,261,713)	$(1,346,172)

Net loss per share - basic and diluted	$(0.07)	$(0.01)

Weighted average number of shares outstanding - basic and diluted	100,298,324	92,748,439

CONSOLIDATED BALANCE SHEET DATA.

	August 31, 2015	August 31, 2014
ASSETS

Current assets
Cash	$64,157	$5,096
Prepaids	-	16,531
	64,157	21,627

Prepaids – non current	15,410	15,410
	$79,567	$37,037

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$443,310	$215,727
Accrued liabilities	577,576	229,038
Convertible debt	627,349	-
Notes payable	75,000	50,000
	1,723,235	494,765

Lease inducement	72,821	51,640
Total liabilities	1,796,056	546,405

Stockholders' deficit
Common stock $0.001 par value, 700,000,000 common shares authorized,
169,106,668 issued and outstanding at August 31, 2015 and 90,527,200 at August 31, 2014	169,104	90,525
Additional paid in capital	11,931,347	5,955,334
Accumulated deficit	(13,816,940)	(6,555,227)
	(1,716,489)	(509,368)
	$79,567	$37,037

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion should be read in conjunction with the Company’s financial statements and the related notes that appear elsewhere in this annual report.  The following discussion contains forward-looking statements that reflect its plans, estimates and beliefs.  The Company’s actual results could differ materially from those discussed in the forward looking statements.  Factors that could cause or contribute to such differences include those discussed below and elsewhere in this annual report on Form 10-K.

OVERVIEW AND RECENT DEVELOPMENTS

Dominovas Energy Corporation has engaged the opportunity to support and deploy a “NextGen” clean energy, maximally-efficient, Solid Oxide Fuel Cell (SOFC) as perfected via its proprietary system and “Intelligent Communications Operating System” (ICOS), coupled with our unparalleled and advanced knowledge of fuel cells, that will allow the manufacturing of what we know will be “THE” fuel cell standard of fuel cell systems worldwide.

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

Most recently, Dominovas Energy was humbled by the openness and sincerity displayed and shared by the government during its site visits to Democratic Republic of the Congo, Mozambique, and South Africa.  Increasingly, Dominovas Energy is given the opportunity to present its technology solution that has the overwhelming potential to positively affect countries on an epic scale.  Key has been the relationship that Dominovas Energy has with key decision and policy makers that openly have exhibited the willingness to acknowledge the problem that severely threatens the viability of their countries.  This truly speaks volumes about the strength and courage of these leaders we are currently engaging.

Through research and interviews, the Company has found that governments of countries in emerging markets spend an enormous amount on fuel stock for their own power generation plants and/or third party electricity generation plants, which in turn convert the fuel to electricity and release the electricity to the grid.  A critical disconnect within the system, however, lies in the fact that as a result of degradation to the existing transmission infrastructure, on average approximately 60% of the power generated reaches end users.

The energy generators sole responsibility is to create the energy. Typically, the government has the responsibility of collecting payment for the energy that has been generated and consumed. This places the government in an untenable position between the number of those legally receiving energy and not paying, along with the rate of those "diverting" electricity at over 40% small numbers individually, but collectively the numbers account for millions of dollars a year in lost revenue and unintended subsidies.

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

The cornerstones upon which Dominovas Energy confidently and without reservation feels it can and will effectuate change of epic proportion across the globe, when given the opportunity are:

•	Close to 100% Green Technology.
•	Modular energy systems that allow for unparalleled efficiencies.
•	Unrivaled Affordability Creating a True "ROI."
•	Create the Fuel Cell Universe in Africa, for worldwide development, manufacturing, distribution, and new technology research.

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

LIQUIDITY

ANTICIPATED CASH REQUIREMENTS

Over the next year, we have estimated our minimum cash requirements as follows:

Operating Expenses

Management and consulting fees	$1,160,000
Professional fees	60,000
General, administration and all other expenses	2,045,000

Total	$3,265,000

For the year ended August 31, 2014, we recorded a net operating loss $(7,261,713). As of August 31, 2015, we had cash of $64,157 and for the next year, management estimates minimum cash requirements of $3,265,000 to fund our on-going operations and planned fuel cell design, manufacture and business development activities. Accordingly, we do not have sufficient funds to meet our plan of operation over the next year and will need to obtain further financing.

Our financial condition for the years ended August 31, 2015 and 2014 and the changes between those periods for the respective items are summarized as follows:

WORKING CAPITAL

Our working capital position as of August 31, 2015 compared to August 31, 2014 and the cash flows for the twelve months then ended are summarized below:

	Year Ended
	August 31,	August 31,
	2015	2014

Cash	$64,157	$5,096
Current Assets	64,157	21,627
Current Liabilities	1,723,235	494,765
Working Capital	$(1,659,168)	$(473,138)

The increase in our working capital deficiency was primarily due to an increase in accounts payable and accrued liabilities.

CASH FLOWS

	Year Ended August 31,
	2015	2014

Net cash used in Operating Activities	$(370,596)	$(209,645)
Net cash used in Investing Activities	-	(10,000)
Net cash provided by Financing Activities	429,567	224,741
Increase in Cash during the Period	59,061	5,096
Cash, Beginning of Period	5,096	-
Cash, End of Period	$64,157	$5,096

During the years ended August 31, 2015 and 2014:

(i)	Net cash used in operating activities was $370,596 for our year ended August 31, 2015 and $209,645 for our year ended August 31, 2014.
(ii)	Net cash provided by/used in investing activities was $Nil and $10,000 for our years ended August 31, 2015 and 2014, respectively.
(iii)	Net cash from financing activities was $429,567 for our year ended August 31, 2015 and $224,741 for our year ended August 31, 2014.

RESULTS OF OPERATIONS

The following summary of our results of operations should be read in conjunction with our audited financial statements for the year ended August 31, 2015 and 2014 which are included herein.

The following is a summary of our results of operations for the year ended August 31, 2015 and 2014:

	Year ended August 31,
	2015	2014
EXPENSES
Advertising and marketing	$16,510	$4,540
Audit and accounting fees	18,324	60,120
Consulting fees	198,250	43,750
Directors' fees	-	25,000
Financing fees	37,500	-
Foreign exchange loss	-	4,087
Interest expense	8,098	16,712
Investor communications and transfer agent	36,090	11,711
Legal fees	65,950	208,659
Office and general administration	285,875	101,812
Salaries and management fees	3,297,365	217,000
Travel and entertainment	66,065	70,341
Loss before other items	(4,030,027)	(763,732)

OTHER ITEMS
Gain on settlement of debt	-	140,000
Change in fair value of convertible debt	(3,231,686)	-
Write-off of intangible assets	-	(513,652)
Write-off of investments	-	(208,788)

LOSS AND COMPREHENSIVE LOSS	$(7,261,713)	$(1,346,172)

Net loss per share - basic and diluted	$(0.07)	$(0.01)

Weighted average number of shares outstanding - basic and diluted	100,298,324	92,748,439

REVENUE

We have not earned any revenues since our inception and we do not anticipate earning revenues until such time as we have deployed the initial RUBICON(TM) fuel cell power plants under a long-term agreement. We are currently in the early stage of our business and we can provide no assurances that we will sign a long-term agreement.

EXPENSES

Our operating expenses for the twelve months ended August 31, 2015 compared to the same period in 2014 increased by the net amount of $[3,266,295] primarily due to salaries and management fees expenses.

GOING CONCERN

The audited financial statements accompanying this report have been prepared on a going concern basis, which implies that our Company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business. Our Company has not generated revenues since inception, has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of our Company as a going concern is dependent upon: (i) the continued financial support from our shareholders; (ii) the ability of our Company to continue raising necessary equity financing to achieve its operating objectives; and (iii) the eventual attainment of profitable operations. As of August 31, 2015, our Company has a negative working capital of $1,659,168.

Our independent auditors included an explanatory paragraph in their annual report on our financial statements for the year ended August 31, 2015 regarding concerns about our ability to continue as a going concern. In addition, our financial statements contain further note disclosures in this regard. The continuation of our business plan is dependent upon our ability to continue raising sufficient new capital from equity or debt markets in order to fund our on-going operating losses and fuel cell manufacturing and sales activities. The issuance of additional equity securities could result in a significant dilution in the equity interests of our current stockholders.

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

On April 14, 2010, our shareholders approved our 2010 Equity Compensation Plan.  Under the 2010 Plan, options may be granted to our directors, officers, employees and consultants as determined by our board of directors.  Pursuant to the 2010 Plan, we reserved for issuance up to 5,000,000 shares of our outstanding common stock under the 2010 plan.  However no options have been granted as of August 31, 2015; and therefore, no stock-based compensation has been recorded to date for stock options.

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

Not Applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Dominovas Energy Corporation

We have audited the accompanying consolidated balance sheets of Dominovas Energy Corporation (the “Company”) as of August 31, 2015 and 2014 and the related consolidated statements of operations, stockholders' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, based on these audits, these consolidated financial statements present fairly, in all material respects, the financial position of Dominovas Energy Corporation as of August 31, 2015 and 2014 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 10 to the consolidated financial statements, the 2014 financial statements, as originally issued, have been restated to correct a misstatement.

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

/s/ DALE MATHESON CARR-HILTON LABONTE LLP

DALE MATHESON CARR-HILTON LABONTE LLP
     CHARTERED PROFESSIONAL ACCOUNTANTS

Vancouver, Canada
November 30, 2015

Dominovas Energy Corporation
Consolidated Balance Sheets
(Expressed in US dollars)

	August 31, 2015	August 31, 2014
ASSETS

Current assets
Cash	$64,157	$5,096
Prepaids	-	16,531
	64,157	21,627

Prepaids – non current	15,410	15,410
	$79,567	$37,037

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$443,310	$215,727
Accrued liabilities	577,576	229,038
Convertible debt	627,349	-
Notes payable	75,000	50,000
	1,723,235	494,765

Lease inducement	72,821	51,640
Total liabilities	1,796,056	546,405

Stockholders' deficit
Common stock $0.001 par value, 700,000,000 common shares authorized,
169,106,668 issued and outstanding at August 31, 2015 and 90,527,200 at August 31, 2014	169,104	90,525
Additional paid in capital	11,931,347	5,955,334
Accumulated deficit	(13,816,940)	(6,555,227)
	(1,716,489)	(509,368)
	$79,567	$37,037

The accompanying notes are an integral part of these consolidated financial statements.

Dominovas Energy Corporation
Consolidated Statements of Operations
(Expressed in US dollars)

	Year ended August 31,
	2015	2014
EXPENSES
Advertising and marketing	$16,510	$4,540
Audit and accounting fees	18,324	60,120
Consulting fees	198,250	43,750
Directors' fees	-	25,000
Financing fees	37,500	-
Foreign exchange loss	-	4,087
Interest expense	8,098	16,712
Investor communications and transfer agent	36,090	11,711
Legal fees	65,950	208,659
Office and general administration	285,875	101,812
Salaries and management fees	3,297,365	217,000
Travel and entertainment	66,065	70,341
Loss before other items	(4,030,027)	(763,732)

OTHER ITEMS
Gain on settlement of debt	-	140,000
Change in fair value of convertible debt	(3,231,686)	-
Write-off of intangible assets	-	(513,652)
Write-off of investments	-	(208,788)

LOSS AND COMPREHENSIVE LOSS	$(7,261,713)	$(1,346,172)

Net loss per share - basic and diluted	$(0.07)	$(0.01)

Weighted average number of shares outstanding - basic and diluted	100,298,324	92,748,439

The accompanying notes are an integral part of these consolidated financial statements

Dominovas Energy Corporation
Consolidated Statement of Stockholders' Deficit
(Expressed in US dollars)

	Common Stock		Obligation	Additional
	Number of		to Issue	Paid-in	Accumulated
	Shares	Amount	Shares	Capital	Deficit	Total

BALANCE AT AUGUST 31, 2013	33,944,068	$33,942	$150,000	$4,818,940	$(5,359,055)	$(356,173)

Stock issued for cash	4,828,866	4,829	-	169,988	-	174,817
Stock issued under debt conversion	3,000,000	3,000	-	72,000	-	75,000
Stock issued for services	4,250,000	4,250	-	38,250	-	42,500
Stock issued for acquisition of Pro Eco	4,000,000	4,000	-	194,788	-	198,788
Cancellation of stock	(4,495,734)	(4,496)	-	4,496	-	-
Forgiveness of obligation to issue stock	-	-	(150,000)	-	150,000	-
Stock issued for acquisition of Dominovas Energy LLC	45,000,000	45,000	-	405,000	-	450,000
Gain on forgiveness of related party debt	-	-	-	251,872	-	251,872
Net loss	-	-	-	-	(1,346,172)	(1,346,172)
BALANCE AT AUGUST 31, 2014	90,527,200	90,525	-	5,955,334	(6,555,227)	(509,368)

Stock issued for cash	2,564,989	2,565	-	72,092	-	74,657
Stock issued under debt conversion	44,314,479	44,314	-	3,100,621	-	3,144,935
Stock issued for services	31,700,000	31,700	-	2,803,300	-	2,835,000
Net loss	-	-	-	-	(7,261,713)	(7,261,713)

BALANCE AT AUGUST 31, 2015	169,106,668	$169,104	$-	$11,931,347	$(13,816,940)	$(1,716,489)

The accompanying notes are an integral part of these consolidated financial statements.

Dominovas Energy Corporation
Consolidated Statements of Cash Flows
(Expressed in US dollars)

	Year ended August 31,
	2015	2014
Cash flows used in operating activities
Net loss	$(7,261,713)	$(1,346,172)
Non-cash items
Financing costs	37,500	-
Interest Expense	8,098	11,711
Lease inducement	21,181	51,640
Gain on settlement of debt	-	(140,000)
Change in fair value of convertible debt	3,231,686	-
Stock and convertible debt issued for services	3,000,000	42,500
Write-down of investment	-	208,788
Write-off of intangible asset	-	513,652
Changes in operating assets and liabilities
Prepaids	16,531	(28,785)
Accounts payable and accrued liabilities	576,121	477,021
Net cash used in operating activities	(370,596)	(209,645)

Cash flows from financing activities
Repayment of bank overdraft	-	(76)
Convertible debt	330,000	-
Notes payable	25,000	50,000
Issuance of common stock	74,657	174,817
Net cash provided by financing activities	429,567	224,741

Cash flows used in investing activities
Investment in Pro Eco	-	(10,000)
Net cash used in investing activities	-	(10,000)

Net increase in cash	59,061	5,096
Cash, beginning	5,096	-
Cash, ending	$64,157	$5,096

Non-cash financing and investing activities
Forgiveness of debt	$-	$140,000
Loans converted to common shares	3,144,935	75,000
Issuance of stock for acquisition of Dominovas Energy LLC	-	450,000
Issuance of stock for acquisition of Pro Eco	-	198,788

The accompanying notes are an integral part of these consolidated financial statements.

Dominovas Energy Corporation
Notes to the Consolidated Financial Statements
August 31, 2015
(Expressed in US dollars)

1. ORGANIZATION AND NATURE OF OPERATIONS

Dominovas Energy Corporation (the "Company") was incorporated on February 2, 2005 under the laws of the State of Nevada and is in the business of developing fuel cell and alternative energy projects.

On November 29, 2013, the Company acquired 41% of Pro Eco Energy Ltd. (“Pro Eco”) in exchange for 4,000,000 of the Company’s common shares.  Pro Eco is a private company located in Summerland, B.C, Canada in the business of providing energy efficient heating, ventilation and air conditioning (“HVAC”) systems for commercial.  On December 2, 2013, the Company entered into an agreement to acquire an additional 8.25% of Pro Eco. Subsequent to year end, the Company divested from Pro Eco (Note 3).

On February 20, 2014, the Company acquired 100% of Dominovas Energy LLC. (the “Subsidiary”), which is developing a fuel cell system (Note 9).  On February 24, 2014, the Subsidiary changed its name to Dominovas Technologies LLC (“Dominovas Technologies”).

GOING CONCERN
The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As of August 31, 2015, the Company has not achieved profitable operations and has accumulated a deficit of $13,816,490. Continuation as a going concern is dependent upon the ability of the Company to obtain the necessary financing to meet obligations and pay its liabilities arising from normal business operations when they come due and ultimately upon its ability to achieve profitable operations. The outcome of these matters cannot be predicted with any certainty at this time and raise substantial doubt that the Company will be able to continue as a going concern. These consolidated financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern. These adjustments could be material. Management intends to obtain additional funding by borrowing funds from its directors and officers, issuing promissory notes and convertible debt and/or a private placement of common stock.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION AND CONSOLIDATION
The consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States of America and are presented in US dollars. The consolidated financial statements include the accounts of Dominovas Energy Corporation and its wholly-owned subsidiary, Dominovas Technologies. On consolidation, all intercompany balances and transactions are eliminated.

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

FOREIGN CURRENCY TRANSLATION
Foreign denominated monetary assets and liabilities are translated into their United States dollar equivalents using foreign exchange rates which prevailed at the balance sheet date. Revenues and expenses are translated at average rates of exchange during the period. Related translation adjustments as well as gains or losses resulting from foreign currency transactions are reported as a component of general and administrative expenses on the consolidated statement of operations.

FOREIGN CURRENCY TRANSLATION
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

FINANCIAL INSTRUMENTS AND FAIR VALUE MEASURES
ASC 820, "Fair Value  Measurements  and  Disclosures"  ("ASC 820"),  requires an entity  to  maximize  the  use of  observable  inputs  and  minimize  the use of unobservable  inputs when measuring fair value. ASC 820 establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value.  A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement.  ASC 820 prioritizes the inputs into three levels that may be used to measure fair value:

Level 1:	Level 1 applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities.

Level 2:
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

Level 3:	Level 3 applies to assets or liabilities for which there are no observable inputs to the valuation methodology that are relevant to the measurement of the fair value of the assets or liabilities.

The Company's financial instruments consist of cash, accounts payable, notes payable, and convertible debt. Pursuant to ASC 820, the fair value of cash and convertible notes are determined based on "Level 1" inputs.  The recorded values of all other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

INCOME TAXES
Income tax expense is based on pre-tax financial accounting income. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases. Deferred tax assets, including tax loss and credit carry forwards, and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred income tax expense represents the change during the period in the deferred tax assets and deferred tax liabilities. The components of the deferred tax assets and liabilities are individually classified as current and non-current based on their characteristics. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

LOSS PER SHARE
Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of common shares outstanding during the reporting period. Diluted net income per common share includes the potential dilution that could occur upon exercise of the options, and convertible notes to acquire common stock computed using the treasury stock method which assumes that the increase in the number of shares is reduced by the number of shares which could have been repurchased by the Company with the proceeds from the exercise of the options, and convertible notes.

RECENT ACCOUNTING PRONOUNCEMENTS
The following are recent FASB accounting pronouncements, which may have an impact on the Company's future financial statements:

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” This ASU is intended to define management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. Specifically, ASU 2014-15 provides a definition of the term substantial doubt and requires an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). It also requires certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans and requires an express statement and other disclosures when substantial doubt is not alleviated. The new standard will be effective for annual reporting periods, including interim periods within those annual periods, beginning after December 15, 2016, with early adoption permitted. The Company is currently evaluating the impact of this standard on its financial statements.

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

3. INTEREST IN PRO ECO ENERGY

On November 29, 2013, the Company acquired 41% of Pro Eco in exchange for 4,000,000 of the common shares with a fair value of $198,788 (Note 5).

On December 2, 2013, the Company entered into an agreement with Enertopia Corp. ("Enertopia") to acquire an additional 8.25% of Pro Eco in exchange for $40,000 (unpaid).

The Company was accounting for the investment using the cost method as the Company is not able to exercise significant influence over Pro Eco.

During the year ended August 31, 2014, the Company reduced the carrying value of the investment to $Nil and, subsequent to August 31, 2015, management divested of Pro Eco Energy.

4. CONVERTIBLE DEBT

The following transactions occurred during the year ended August 31, 2015:

a)
On October 27, 2014, the Company issued a convertible note in the amount of $165,000 in exchange for consulting services rendered. The note is non-interest bearing, due on October 27, 2015, and is unsecured.

The loan may be converted into the Company's common stock, at a conversion price for each share equal to the lowest closing bid price for the common stock for the thirty trading days ending on the trading day immediately before the conversion date multiplied by 50% at any time after April 28, 2015.

During the year ended August 31, 2015, $106,650 was converted into 43,314,479 common shares of the Company.

As at August 31, 2015, the principal remaining of this note was $58,250 with a fair value of $128,806.

b)
On March 19, 2015, the Company entered into an agreement for two convertible notes in the amount of $26,500 each. The first note was issued in March 2015, for proceeds of $25,000 (net of $1,500 of financing fees), bears interest at 8%, and is due on March 19, 2016. The second note was paid for by the issuance of an offsetting $26,500 secured note issued to the Company. The second $26,500 note was issued and received in cash on November 13, 2015.

The lender may convert the entire loan amount into shares of the Company's common stock, at a conversion price for each share equal to the lowest closing bid price for the common stock for the twenty trading days ending on the trading day immediately before the conversion date multiplied by 50% at any time. The first note is convertible into shares after the second note has been received by the Company.

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

During the year ended August 31, 2015, $958 of interest was accrued on this loan. The fair value of the loan as at August 31, 2015, determined based on the amount the Company would settle the note by prepayment,  was $40,178.

Subsequent to year end, the Company issued 1,214,681 common stock on conversion of $26,500 of principal and $1,241 of accrued interest.

c)
On April 30, 2015, the Company issued a convertible unsecured note in the amount of $62,000 and a $7,000 financing fee was incurred with respect to this note. The note carries an interest rate of 12% (22% default rate), and is due on January 30, 2016.

During the year ended August 31, 2015, $2,507 of interest was accrued on this loan. The fair value of the loan (including accrued interest) as at August 31, 2015 was $92,407.

Subsequent to year end, the Company issued 3,204,136 common stock on conversion of $62,000 of principal convertible debt.

d)
On June 10, 2015, the Company issued a convertible unsecured note in the amount of $58,000 and a $8,000 financing fee was accrued with respect to this note. The note carries an interest rate of 12% (22% default rate), and is due on March 10, 2016.

During the year ended August 31, 2015, $1,565 of interest was accrued on this loan. The fair value of the loan (including accrued interest) as at August 31, 2015 was $79,865.

e)
On July 6, 2015, the Company issued a convertible unsecured note in the amount of $85,500. $10,500 financing fees has been incurred with respect to this note. The note carries an interest rate of 12% (22% default rate), and is due on April 6, 2016.

During the year ended August 31, 2015, $1,574 of interest was accrued on this loan. The fair value of the loan (including accrued interest) as at August 31, 2015 was $112,724.

f)
On July 10, 2015, the Company issued a convertible unsecured note in the amount of $85,500. $10,500 financing fee was incurred with respect to this note. The note carries an interest rate of 12% (22% default rate), and is due on May 10, 2016.

During the year ended August 31, 2015, $590 of interest was accrued on this loan. The fair value of the loan (including accrued interest) as at August 31, 2015 was $107,465.

The Company may prepay the loans c) – f) above up to 180 days after its issuance with the following penalties:

Number of days after issuance	Penalty

< 30 days	125% of principal plus accrued interest
31 – 60 days	130% of principal plus accrued interest
61 – 90 days	135% of principal plus accrued interest
91 – 120 days	140% of principal plus accrued interest
121 – 150 days	145% of principal plus accrued interest
151 – 180 days	150% of principal plus accrued interest

The loans c) – f) above may be converted into shares of the Company's common stock, at a conversion price for each share equal to the average of the three lowest closing bid prices for the common stock for the ten trading days ending on the trading day immediately before the conversion date multiplied by 50% at any time after each respective maturity date.

As the value of the shares under the conversion option is greater than the face value of the debt, the Company has recognized the lesser of the amount if it can settle the note by prepayment and the value of the shares issuable on conversion.

g)	On June 30, 2015, the Company issued a convertible unsecured note in the amount of $50,000. The note carries an interest rate of 10% (18% default rate), and is due on March 26, 2016.

The Company may prepay the loan up to 180 days after its issuance with the following penalties:

Number of days after issuance	Penalty

< 60 days	125% of principal plus accrued interest
61 – 120 days	130% of principal plus accrued interest
121 – 180 days	135% of principal plus accrued interest

The lender may convert the entire loan amount into shares of the Company's common stock, at a conversion price for each share equal to the three (3) lowest closing bid prices for the common stock for the ten trading days ending on the trading day immediately before the conversion date multiplied by 65%.

During the year ended August 31, 2015, $904 of interest was accrued on this loan. The fair value of the loan (including accrued interest) as at August 31, 2015, was determined based on the amount the Company would settle the note by prepayment, was $65,904.

The following transactions occurred during the year ended August 31, 2014:

On May 22, 2013, the Company entered into an agreement whereby a convertible debenture (the “Debenture"), in the amount of $140,000, was issued. On February 11, 2014, the Debenture holder agreed to cancel the Debenture and waived any and all obligation of the Company to pay the debenture or issue the shares.  As a result, a gain on the forgiveness of the debenture of $140,000 and a charge against deficit on the forgiveness of the obligation to issue shares of $150,000 has been recognized for the year ended August 31, 2014.

5. COMMON STOCK

Authorized: 700,000,000 common shares.

Issued and outstanding: 169,106,688 common shares.

On August 14, 2015, the Board of Directors of the Company (“Board of Directors”) approved an increase in Authorized shares to 700,000,000 shares from 200,000,000 shares and the Preferred Stock Amendment (collectively the “Actions”), recommending to the majority shareholders that they approve the Actions. On August 14, 2015, the majority shareholders approved the Actions.

The Company has a stock option plan (the “2010 Plan”) allowing the Company's directors to grant up to 5,000,000 stock options. The 2010 Plan allows the Company to grant options to its officers, directors and employees. In addition, the Company may grant options to individuals who act as consultants to the Company. Pursuant to the terms and conditions of the 2010 Plan, the exercise price for the stock options must be no less than: 100% of the fair market value of the common stock on the date of grant for participants that hold less than 10% of the Company's outstanding common stock; and 110% of the fair market value of the common stock on the date of grant for participants that hold 10% or more of the Company's outstanding common stock.  Options will vest at the discretion of the plan administrator.

As of August 31, 2015 and 2014 no options had been granted.

During the year ended August 31, 2015, the Company had the following share transactions:

a)	Issued 18,100,000 shares to Neal Allen, Chairman and CEO for management fees, valued at $1,629,000;

b)	Issued 8,500,000 shares to Michael Watkins, COO for management fees, valued at $765,000;

c)	Issued 4,500,000 shares to Spero Plavoukos, a director of the Company for management fees, valued at $405,000;

d)	Issued 500,000 shares for corporate finance consulting fees, valued at $30,000;

e)	Issued 100,000 shares for legal fees, valued at $6,000.

f)	Issued 126,000 shares at $0.25 per share for gross proceeds of $31,500;

g)	Issued 80,000 shares at $0.15 per share for gross proceeds of $12,000;

h)	Issued 6,667 shares at $0.30 per share for gross proceeds of $2,000;

i)	Issued 8,572 shares at $0.35 per share for gross proceeds of $3,000.

j)	Issued 2,343,750 shares for gross proceeds of $26,157, valued at $0.01 per share.

k)	Issued 5,000,000 shares with a fair value of $373,200 to extinguish convertible debt of $16,750;

l)	Issued 611,177 shares with a fair value of $51,950 to extinguish convertible debt of $12,224; and

m)	Issued 38,703,302 shares with a fair value of $2,719,785 to extinguish convertible debt of $77,776.

During the year ended August 31, 2014, the Company has the following share issuances:

a)	On December 1, 2013, the Company issued 1,000,000 shares to a director of the Company for consulting services rendered. The fair value of the shares is $10,000.

b)	On December 1, 2013, the Company issued 1,000,000 shares to a director of the Company for consulting services rendered. The fair value of the shares is $10,000.

c)	On December 1, 2013, the Company issued 2,250,000 shares to directors of the Company for directors’ fees. The fair value of the shares is $22,500.

d)	On December 6, 2013, the Company issued 3,016,666 shares at $0.01 per share for gross proceeds of $30,167.

e)	On December 15, 2013, the Company issued the 4,000,000 shares for the acquisition of 41% of Pro Eco. The estimated fair value of the shares on issuance was $198,788 (Note 3).

f)
On December 20, 2013, the Company issued 3,000,000 shares to settle debt of $75,000 owing to an officer of the Company and to the President and CEO of the Company. The fair value of the shares was $30,000. The gain on the settlement of the debt of $45,000 has been recorded as additional paid in capital.

g)	On January 22, 2014, the Company issued 1,285,000 shares at $0.01 per share for gross proceeds of $12,850.

h)
On February 20, 2014, the Company acquired 100% of Dominovas Energy LLC in exchange for 45,000,000 of the Company’s common shares.  The estimated fair value of the shares on issuance was $450,000 (Note 9).

i)	On February 20, 2014, a director of the Company cancelled 4,495,734 shares owned by the President and CEO of the Company.

j)	On May 15, 2014, the Company issued 467,200 shares at $0.25 per share for gross proceeds of $116,800.

k)	On August 31, 2014, the Company issued 60,000 shares at $0.25 per share for gross proceeds of $15,000.

6. RELATED PARTY TRANSACTIONS

Amounts due to related parties at August 31, 2015 and 2014 included in accrued liabilities:

	August 31, 2015	August 31, 2014

Due to the President, Chief Executive Officer and Director	$215,879	$96,830
Due to the Chief Operating Officer	129,329	63,329
Due to the former Executive Vice President of Business Operations	93,506	37,517
Due to the Executive Vice President of Fuel Cell Operations	116,833	9,333
Due to the Director	22,029	22,029
	$577,576	$229,038

The amounts are unsecured, non-interest bearing and due on demand.

During the years ended August 31, 2015 and 2014, the Company incurred the following expenses with related parties:

	August 31, 2015	August 31, 2014

Salary incurred to the President, Chief Executive Officer and director	$177,000	$88,500
Salary incurred to the Chief Operating Officer	112,000	52,000
Salary incurred to the former Executive Vice President of Business Operations	63,938	46,500
Salary incurred to the Executive Vice President of Fuel Cell Operations	104,000	30,000
18,100,000 shares issued for management fees to the President, Chief Executive Officer and director	1,629,000	-
8,500,000 shares issued for management fees to the Chief Operating Officer	765,000	-
4,500,000 shares issued for management fees to a director	405,000	-
Consulting fees incurred to a former director	-	23,000
Accounting fees incurred to a former director	-	23,514
	$3,255,938	$263,514

As of August 31, 2015, the Company owed notes payable of $75,000 (2014 - $50,000) to a former director of the Company. The notes are non-interest bearing, unsecured and due on demand.

7. INCOME TAXES

As of August 31, 2015, the Company had accumulated non-capital loss carry-forwards of approximately $9,334,000. These losses are available to reduce taxable income in future taxation years and expire between 2031-2035 after a carry-forward period of 20 years. The Company is required to compute the deferred tax benefits from non-capital loss carrying-forwards. However, due to the uncertainty of realization of these loss carry-forwards, a full valuation allowance has been provided against this deferred tax asset.

	August 31, 2015	August 31, 2014

Net loss	$(7,261,713)	$(1,346,172)
Statutory tax rate	35%	35%
Expected income tax recovery	(2,542,000)	(471,160)
Non-deductible meals and entertainment	2,000	-
Other	1,145,000	192,556
Change in valuation allowance	1,395,000	278,604
Income tax recovery	$-	$-

At August 31, 2015 and 2014, the components of the deferred tax asset, the statutory tax rate, the effective tax rate and the elected amount of the valuation allowance are shown below:

	August 31, 2015	August 31, 2014

Non-capital losses	$9,288,000	$5,303,000
Statutory tax rate	35%	35%
Total deferred tax assets	3,251,000	1,856,000
Unrecognized deferred tax assets	(3,251,000)	(1,856,000)
Net deferred tax assets	$-	$-

8. COMMITMENTS

The Company entered into a lease agreement for a term of five years ending October 31, 2019. Under the agreement, the Company is committed to the following rent payments:

Dates	Annual Amount

September 1, 2015 to August 31, 2016	$164,506
September 1, 2016 to August 31, 2017	169,441
September 1, 2017 to August 31, 2018	174,524
September 1, 2018 to August 31, 2019	179,760
September 1, 2019 to October 31, 2019	30,160
Total	$718,391

Under the agreement, the Company also had to incur $125,000 in leasehold improvements by September 30, 2014. As of the date of these financial statements, the Company has not yet incurred the required expenditures and the lease is in default.

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

On March 1, 2014, the Company entered into an employment agreement with the former Executive Vice President of Business Operations of the Company. Under the agreement, the Company will pay an annual salary of $93,000 for 18 months with a 25% increase after 18 months. This agreement was terminated during the year ended August 31, 2015. As at August 31, 2015, the Company has accrued $93,505 (Note 6), and has no further commitment under this agreement.

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

10. RESTATEMENT OF PRIOR YEAR FINANCIAL STATEMENTS

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

During the preparation of the financial statements for the year ended August 31, 2014, management used the equity method to account for its investment in Pro Eco (Note 3); however, because management does not exert significant influence, management subsequently determined that the cost method would be more appropriate.

The net effect of these adjustments are that assets decreased by $192,906 and liabilities decreased by $800,441 which lead to a $607,535 decrease in net loss.

	As previously reported	Change	Restated
Consolidated Balance Sheet:
Investment in Pro Eco	$192,906	$(192,906)	$-
Total Assets	$229,943	$(192,906)	$37,037
Accrued liabilities	$1,015,031	$(852,081)	$162,950
Lease inducement	$-	$51,640	$51,640
Total Liabilities	$1,346,846	$(800,441)	$546,405
Stockholder’s Deficit	$(7,162,762)	$607,535	$(6,555,227)

Consolidated Statement of Operations:
Investment write-off	$-	$208,788	$208,788
Loss on equity investment	$15,882	$(15,882)	$-
Office and general administration	$902,253	$(800,441)	$101,812
Net Loss	$(1,953,708)	$607,356	$(1,346,172)
Loss per share	(0.03)	0.01	(0.01)

11. SUBSEQUENT EVENTS

a)
On September 11, 2015, the Company issued a convertible unsecured note in the amount of $95,000 (including $9,000 of finance fees). The note carries an interest rate of 12% (22% default rate), and is due on June 11, 2016. The lender may convert the note at a conversion price equal to the average of the three lowest closing bid prices for the common stock for twenty trading days ending on the trading day immediately before conversion multiplied by 50% at any time after the maturity day.

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

b)
On September 29, 2015, the Company issued a convertible unsecured note in the amount of $150,000. The note carries an interest rate of 10% (18% default rate), and is due on March 29, 2016 (“Maturity Date”).

The Company may prepay the loan up to 180 days after its issuance with the following penalties:

Number of days after issuance	Penalty

Any time before Maturity	150% of principal plus accrued interest

The entire loan may be converted into shares of the Company's common stock, at a conversion price for each share equal to the three lowest closing bid prices for the common stock for the twenty trading days ending on the trading day immediately before the conversion date multiplied by 60% at any time after the Maturity Date.

c)
On November 17, 2015, the Company announced that it signed an agreement with a third party to invest up to $7,500,000 in the Company over the next 36 months to support ongoing day-to-day operations and other general corporate purposes by purchasing common stock of the Company.

d)	In November 2015, the Company issued a note for $26,500 (including $1,500 of finance fees) (Note 4).

e)	Subsequent to year-end, the Company issued 4,418,817 common shares on conversion of $88,500 of principal convertible debt and $1,241 of accrued interest (Note 4).

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

Our Management, including our principal executive officer and principal financial officer, conducted an evaluation of the design and operation of our internal control over financial reporting as of August 31, 2015 based on the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management's authorization and recorded properly to permit the preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States. Our management has concluded that, as of August 31, 2014, our internal control over financial reporting is effective. Our management reviewed the results of their assessment with our Board of Directors.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal controls over financial reporting that occurred during the year ended August 31, 2015 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

As of the date of this report, our directors and executive officers, their ages, positions held, and duration of such, are as follows:

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

DIRECTORS AND OFFICERS BOARD OF DIRECTORS

Neal Allen
Emilio De Jesus
Spero Plavoukos

EXECUTIVE OFFICERS

Name	Age	Position

Neal Allen	57	President, Chief Executive Officer and Director
Michael Watkins	46	Chief Operating Officer
Eric Fresh	39	SVP, Finance and Investments
Dr. Shamiul Islam	36	EVP Fuel Cell Operations

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

MR. ERIC M. FRESH, age 39, is the Senior Vice President of Finance and Investments. With more than 15 years in investment banking, private equity and corporate advisory services, Mr. Fresh has extensive experience in the execution of special situation transactions involving structured debt and equity financings for project finance.  As Senior Vice President, Mr. Fresh will lead and manage Dominovas’ capital investment and deployment program for financing the Company’s power projects throughout sub-Saharan Africa.  Before joining Dominovas, Mr. Fresh founded E&K Partners, where he focused exclusively on value creation for middle-market companies, providing strategic management and structured finance advisory services for corporate restructurings, project finance, operations management, and mergers and acquisitions. Prior to E&K Partners, Mr. Fresh worked at GE Capital, where he managed $2.5 billion in upstream oil and gas assets located throughout the continental US, and structured and invested more than $1.8 billion in debt and equity transactions across various energy and industrial sectors. Additionally, Mr. Fresh has held various executive and non-executive positions within investment and merchant banking firms, including Morgan Stanley and Salomon Smith Barney.  Mr. Fresh received his Master’s in Business Administration from Georgetown University and holds an undergraduate degree in finance from Clark Atlanta University.

DR. SHAMIUL ISLAM, Ph.D., age 36, was appointed to Executive VP for Fuel Cell Operations on May 1, 2014. Dr. Islam is one of the foremost experts on Solid Oxide Fuel Cell technology. As Director of Fuel Cell Operations for Dominovas Energy Corporation his duties will include; fuel cell design, testing, project management, coordination of project milestones along with equipment budgets. His expertise extends to SOFC materials, research and their development. His knowledge on the design and construction of bench scale testing systems for high temperature chemical reactions is unparalleled in the industry and is acknowledged by his patents specific to; “Chemical compositions suitable for use as solid oxide fuel cell anodes, and processes for making same as well as his second patent specific to; “Methods of porous unidirectional Si2N2O-SiN3N4 composite using ethanol bubbles in a viscous polymeric slurry”. He possesses hands on knowledge of specialized laboratory analytical techniques (e.g. mass-spec, adsorption) along with being proficient in Aspen HYSYS, VMGSim, Minitab and MS Office.

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

Neal Allen, Michael Watkins, and Dr. Shamiul Islam have each entered into an employment agreement or related transaction with the Company, which is described in Item 1.01 below. We do not have an employment agreement with Mr. Gray.

Neither Neal Allen, Emilio De Jesus, Michael Watkins, nor Spero Plavoukos have entered into any arrangement or understanding with any other person in connection with his appointment as an officer or director of Dominovas Energy Corp.

None of the following persons named as: Neal Allen, Emilio De Jesus, or Spero Plavoukos are related to any director, executive officer or person nominated or chosen by the Company to become a director or executive officer.

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

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that all filing requirements applicable to our officers, directors and greater than 10% beneficial owners were complied with, with the exception of the following:

Name	Number of Transactions Not Number of Late Reports	Reported on a Timely Basis	Failure to File Requested Forms

Nil	Nil	Nil	Nil

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

(b)	executive officers who were serving as executive officers at the end of the years ended August 31, 2015 and 2014; and

(c)
up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the most recently completed financial year, who we will collectively refer to as the named executive officers, for our year ended August 31, 2014, are set out in the following summary compensation table:

							Non-equity
							Incentive	Non-qualified	All
					Stock		Plan	Deferred	Other
Name	Position	Year	Salary	Bonus	Awards	Option	Compensation	Compensation	Compensation	Total

Neal Allen	President, CEO &	2015	177.0000	0	0	0	0	0	0	177.0000
	Director	2014	88.500	0	0	0	0	0	0	88.500

Michael Watkins	COO	2015	112,000	0	0	0	0	0	0	112,000
		2014	52,000	0	0	0	0	0	0	52,000

Kerry Stewart	EVP Operations	2015	63,938	0	0	0	0	0	0	63,938
		2014	46,500	0	0	0	0	0	0	46,500

Dr. Shamiul Islam	EVP Fuel Cell Oper.	2015	104,000	0	0	0	0	0	0	104,000
		2014	30,000	0	0	0	0	0	0	30,000
Dallas Gray	Former Director	2015	0	0	0	0	0	0	0	0
		2014	0	0	2,250,000	0	0	0	2,500	25,000

Darren Jacklin	Former Director	2015	0	0	0	0	0	0	0	0
		2014	0	0	0	0	0	0	0	0

Stuart Gray	Consultant (Relative of Dallas Gray)	2015	0	0	0	0	0	0	0	0
		2014	0	0	1,000,000	0	0	0	23,000	$33,000

Harold Schneider	Former Officer	2015	0	0	0	0	0	0	0	0
		2014	0	0	1,000,000	0	0	0	23,514	$33,514

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

DIRECTOR COMPENSATION POLICY

Directors of our Company may be paid for their expenses incurred in attending each meeting of the directors. In addition to expenses, directors may be paid a sum for attending each meeting of the directors or may receive a stated salary as director. No payment precludes any director from serving our company in any other capacity and being compensated for such service. During the year ended August 31, 2015, we did not pay any compensation or grant any stock options to our directors.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

As of August 31, 2014, we had not adopted any equity compensation plan and no stock, options, or other equity securities were awarded to our executive officers except as listed below.

	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Not exercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number Of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

Neal Allen	0	0	0	0	0	0	0	0	0

Michael Watkins	0	0	0	0	0	0	0	0	0

Dr. Shamiul Islam	0	0	0	0	0	225,000	56,250	0	0

OPTION EXERCISES AND STOCK VESTED TABLE

Not applicable.

RE-PRICING OF OPTIONS/SARS

None.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

We have not adopted a stock option plan and have not granted any stock options.

EQUITY COMPENSATION PLAN INFORMATION

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding column (a)) (c)

Equity Compensation Plans	Nil	Nil	Nil
Approved by Security
Holders

Equity Compensation Plans Not	Nil	Nil	Nil
Approved by Security Holders

Total	Nil	Nil	Nil

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

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class (2)

Common	Neal Allen	33,680,833	19.70%
	Atlanta, GA

Common	Spero Plavoukos	19,264,332	11.30%
	West Hollywood, CA

Common	Michael Watkins	22,264,333	13.00%
	Irving, TX

Common	Emilio De Jesus	300,000	0.33%
	Atlanta, GA *

*	Includes 300,000 shares owned by Guazenhe, LLC
2.	Percentage of ownership is based on 171,095,491 common shares issued and outstanding as of August 14, 2015.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

AUDIT FEES

For the years ended August 31, 2015 and 2014, the aggregate fees billed by Dale Matheson Carr-Hilton Labonte LLP for professional services rendered for the quarterly reviews and annual audit of our consolidated financial statements included in our quarterly reports on Form 10Q and our annual report on Form 10-K were:

	Year Ended August 31, 2015		Year Ended August 31, 2014

Audit Fees and Audit Related Fees		$21,000		$16,800
Income Tax Fees	$	Nil	$	Nil
All Other Fees	$	Nil	$	Nil
Total		$21,000		$16,800

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

•	approved by our audit committee (which consists of our entire board of directors); or
•
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

10.02	Employment Agreement of Neal Allen dated February 20, 2014 (attached as an exhibit to our current report on Form 8-K filed on February 28, 2014).

10.03	Employment Agreement of Michael Watkins dated February 20, 2014 (attached as an exhibit to our current report on Form 8-K filed on February 28, 2014).

10.04	Equity Purchase Agreement between the Company and Kodiak Capital Group, LLC (attached as an exhibit to our current report on Form 8-K filed on October 21, 2014).

10.05	Registration Rights Agreement between the Company and Kodiak Capital Group, LLC (attached as an exhibit to our current report on Form 8-K filed on October 21, 2014).

10.06	Note by the Company to Kodiak Capital Group, LLC (attached as an exhibit to our Registration Statement on Form S-1 filed on November 13, 2014).

31.1	Certification Statement pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Statement pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002

101	Interactive Data Files pursuant to Rule 405 of Regulation S-T.

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

Dated: December 4, 2015