Form 10-K/A
period 2015-08-31
Dominovas Energy Corp
filed 2015-12-18
CIK 1343254

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

							Non-equity
							Incentive	Non-qualified	All
					Stock		Plan	Deferred	Other
Name	Position	Year	Salary	Bonus	Awards	Option	Compensation	Compensation	Compensation	Total

Neal Allen	President, CEO &	2015	177.0000	0	0	0	0	0	0	177.0000
	Director	2014	88.500	0	0	0	0	0	0	88.500

Michael Watkins	COO	2015	112,000	0	0	0	0	0	0	112,000
		2014	52,000	0	0	0	0	0	0	52,000

Kerry Stewart	Former EVP Operations	2015	63,938	0	0	0	0	0	0	63,938
		2014	46,500	0	0	0	0	0	0	46,500

Dr. Shamiul Islam	EVP Fuel Cell Oper.	2015	104,000	0	0	0	0	0	0	104,000
		2014	30,000	0	0	0	0	0	0	30,000
Dallas Gray	Former Director	2015	0	0	0	0	0	0	0	0
		2014	0	0	2,250,000	0	0	0	2,500	25,000

Darren Jacklin	Former Director	2015	0	0	0	0	0	0	0	0
		2014	0	0	0	0	0	0	0	0

Stuart Gray	Consultant (Relative of Dallas Gray)	2015	0	0	0	0	0	0	0	0
		2014	0	0	1,000,000	0	0	0	23,000	$33,000

Harold Schneider	Former Officer	2015	0	0	0	0	0	0	0	0
		2014	0	0	1,000,000	0	0	0	23,514	$33,514

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

Dated: December 18, 2015