Form 10-Q
period 2015-11-30
Dominovas Energy Corp
filed 2015-12-23
CIK 1343254

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2015
or

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 174,764,271 shares of common stock outstanding as of December 15, 2015.

DOCUMENTS INCORPORATED BY REFERENCE

Not Applicable

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DOMINOVAS ENERGY CORPORATION
CONSOLIDATED BALANCE SHEETS
(unaudited)

	November 30, 2015	August 31, 2015
ASSETS

Current Assets	$22,753	$64,157
Cash	22,753	64,157

Prepaids - non current	15,410	15,410
	$38,163	$79,567

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable	$468,191	$443,310
Accrued liabilities	620,366	577,576
Convertible debt	1,038,738	627,349
Notes payable	75,000	75,000
	2,202,295	1,723,235

Lease inducement	71,027	72,821
Total liabilities	2,273,322	1,796,056

Stockholders' deficit
Common stock $0.001 par value, 700,000,000 common shares authorized, 173,525,485 issued and outstanding at November 30, 2015 and 169,106,668 at August 31, 2015	173,523	169,104
Additional paid in capital	12,221,937	11,931,347
Accumulated deficit	(14,630,619)	(13,816,940)
	(2,235,159)	(1,716,489)
	$38,163	$79,567

The accompanying notes are an integral part of these consolidated financial statements

DOMINOVAS ENERGY CORPORATION

CONDOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended November 30,
	2015	2014
EXPENSES
Advertising and Marketing	$12,088	$-
Audit and accounting fees	9,770	-
Consulting fees	-	165,000
Insurance	1,764	3,882
Financing fees	27,260	165,000
Banking fees	1,170	1,199
Interest expense	13,119	-
Investor communications and transfer agent	5,822	3,487
Regulatory Filing Fees	3,000	1,643
Legal fees	15,000	15,855
Office and general administration	56,550	5,466
Salaries and management fees	98,250	116,000
Subcontractor fees	65,350	-
Travel and entertainment	82,757	5,895
Loss before other items	(391,900)	(483,427)

OTHER ITEMS
Income for Investment in Pro Eco	-	14,139
Loss on fair value of convertible debt	(421,779)	-
LOSS AND COMPREHENSIVE LOSS	$(813,679)	$(469,288)

Net loss per share - basic and diluted	$(0.00)	$(0.01)

Weighted average number of shares outstanding - basic and diluted	169,457,230	92,748,439

The accompanying notes are an integral part of these consolidated financial statements

DOMINOVAS ENERGY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three months ended November 30,
	2015	2014
Cash flows used in operating activities
Net loss	$(813,679)	$(469,288)
Non cash items
Financing costs	27,260	165,000
Consulting costs	-	165,000
Interest Expense	13,119	-
Lease inducement	(1,794)	-
Income from investment in Pro Eco	-	(14,139)
Change in fair value of debt	421,779	-
Changes in operating assets and liabilities
Prepaids	-	13,375
Accounts payable and accrued liabilities	67,671	109,805
Net cash used in operating activities	(285,644)	(30,247)

Cash flows from financing activities
Convertible Loans	244,240	-
Subscription Received	-	21,200
Issuance of common stock	-	5,000
Net cash provided by financing activities	244,240	26,200

Net decrease in cash	(41,404)	(4,047)
Cash, beginning	64,157	5,096
Cash, ending	$22,753	$1,049

The accompanying notes are an integral part of these consolidated financial statements

DOMINOVAS ENERGY CORPORATION

NOTES TO FINANCIAL STATEMENTS
November 30, 2015

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

Accordingly these financial statements do not include all of the disclosures required by United States Generally Accepted Accounting Principles (“US GAAP”) for complete financial statements. These interim unaudited financial statements should be read in conjunction with the Company's audited financial statements for the year ended August 31, 2015. In the opinion of management, the interim unaudited financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results of the interim period presented. Operating results for the three month period ended November 30, 2015 are not necessarily indicative of the results that may be expected for the year ending August 31, 2016.

2. RECENT ACCOUNTING PRONOUNCEMENTS

Recent pronouncements with future effective dates are either not applicable or are not expected to be significant to the financial statement of the Company.

3. RELATED PARTY TRANSACTIONS

During the three months ended November 30, 2015, the Company incurred wages of $Nil (November 30, 2014 - $23,250),  $28,000 (November 30, 2014 - $22,500), $26,000 (November 30, 2014 - $26,000) and $44,250 (November 30, 2014 - $44,250) to the Executive Vice President of Business Operations, the Executive Vice President of Fuel Cell Operations, the Chief Operating Officer and the President and Chief Executive Officer of the Company, respectively. As of November 30, 2015, unpaid wages of $620,366 (August 31, 2015 - $577,576) were owed to the related parties and are included in accrued liabilities.

As of November 30, 2015, the Company owed notes payable of $75,000 (August 31, 2015 - $75,000) to a former director of the Company.  The notes are non-interest bearing, unsecured and due on demand.

4. CONVERTIBLE DEBT

Details of the Company’s convertible notes are as follows:

a)
On September 11, 2015, the Company issued a convertible unsecured note in the amount of $95,000 (including $11,000 of finance fees). The note carries an interest rate of 12% (22% default rate), and is due on June 11, 2016. The lender may convert the note at a conversion price equal to the average of the three lowest closing bid prices for the common stock for twenty trading days ending on the trading day immediately before conversion multiplied by 50% at any time after the maturity day.

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

As at November 30, 2015, this note had a fair value of $128,250 determined based on the amount the Company would settle this note by prepayment.

b)
On September 29, 2015, the Company issued a convertible unsecured note in the amount of $150,000 (including $14,760 of finance fees). The note carries an interest rate of 10% (18% default rate), and is due on March 29, 2016 (“Maturity Date”).

The Company may prepay the loan up to 180 days after its issuance, will approval from the lender, with the following penalties:

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

As at November 30, 2015, this note had a fair value of $285,737.

c)
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

As at November 30, 2015, the principal remaining of this note was $58,250 with a fair value of $178,230.

d)
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

The fair value of the loan as at November 30, 2015, determined based on the amount the Company would settle the note by prepayment, was $31,270.

During the three months ended November 30, 2015, the Company issued 1,214,681 common stock with a fair value of $80,332 on conversion of the note issued in March 2015.

e)
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

During the three month period ended November 30, 2015, the Company issued 3,204,136 common stock with a fair value of $214,667 on conversion of this convertible debt.

f)
On June 10, 2015, the Company issued a convertible unsecured note in the amount of $58,000 and a $8,000 financing fee was accrued with respect to this note. The note carries an interest rate of 12% (22% default rate), and is due on March 10, 2016.

The fair value of the loan (including accrued interest) as at November 30, 2015 was $84,100.

g)
On July 6, 2015, the Company issued a convertible unsecured note in the amount of $85,500. $10,500 financing fees has been incurred with respect to this note. The note carries an interest rate of 12% (22% default rate), and is due on April 6, 2016.

The fair value of the loan (including accrued interest) as at November 30, 2015 was $123,975.

h)
On July 10, 2015, the Company issued a convertible unsecured note in the amount of $85,500. $10,500 financing fee was incurred with respect to this note. The note carries an interest rate of 12% (22% default rate), and is due on May 10, 2016.

The fair value of the loan (including accrued interest) as at November 30, 2015 was $119,700.

The Company may prepay the loans e) – h) above up to 180 days after its issuance with the following penalties:

Number of days after issuance	Penalty

< 30 days	125% of principal plus accrued interest
31 – 60 days	130% of principal plus accrued interest
61 – 90 days	135% of principal plus accrued interest
91 – 120 days	140% of principal plus accrued interest
121 – 150 days	145% of principal plus accrued interest
151 – 180 days	150% of principal plus accrued interest

The loans e) – h) above may be converted into shares of the Company's common stock, at a conversion price for each share equal to the average of the three lowest closing bid prices for the common stock for the ten trading days ending on the trading day immediately before the conversion date multiplied by 50% at any time after each respective maturity date.

As the value of the shares under the conversion option is greater than the face value of the debt, the Company has recognized the lesser of the amount if it can settle the note by prepayment and the value of the shares issuable on conversion.

i)	On June 30, 2015, the Company issued a convertible unsecured note in the amount of $50,000. The note carries an interest rate of 10% (18% default rate), and is due on March 26, 2016.

The Company may prepay the loan up to 180 days after its issuance with the following penalties:

Number of days after issuance	Penalty

< 60 days	125% of principal plus accrued interest
61 – 120 days	130% of principal plus accrued interest
121 – 180 days	135% of principal plus accrued interest

The lender may convert the entire loan amount into shares of the Company's common stock, at a conversion price for each share equal to the three (3) lowest closing bid prices for the common stock for the ten trading days ending on the trading day immediately before the conversion date multiplied by 65%.

The fair value of the loan (including accrued interest) as at November 30, 2015, was determined based on the amount the Company would settle the note by prepayment, was $67,500.

As at November 30, 2015, the accrued interest relating to these convertible notes was $19,976.

5. COMMON STOCK

Authorized: 700,000,000 common shares.

Issued and outstanding: 173,525,485 common shares.

On August 14, 2015, the Company increased its authorized common shares to 700,000,000 shares from 200,000,000 share.

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

As of November 30, 2015, no options have been granted.

During the period ended November 30, 2015, the company had the following share transactions:

a)	Issued 1,214,681 shares with a fair value of $80,332 to extinguish convertible debt of $26,500 plus accrued interest of $1,241.
b)	Issued 3,204,136 shares with a fair value of $214,667 to extinguish convertible debt of $62,000.

6. COMMITMENTS

The Company entered into a lease agreement for a term of five years ending October 31, 2019. Under the agreement, the Company is committed to the following rent payments:

Dates	Amount

December 1, 2015 to August 31, 2016	$123,380
September 1, 2016 to August 31, 2017	169,441
September 1, 2017 to August 31, 2018	174,524
September 1, 2018 to August 31, 2019	179,760
September 1, 2019 to October 31, 2019	30,160
Total	$677,235

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

On March 1, 2014, the Company entered into an employment agreement with the former Executive Vice President of Business Operations of the Company. Under the agreement, the Company will pay an annual salary of $93,000 for 18 months with a 25% increase after 18 months. This agreement was terminated during the year ended August 31, 2015. As at November 30, 2015, the Company has accrued $93,505, and has no further commitment under this agreement.

On March 1, 2014, the Company entered into an employment agreement with the Executive Vice President of Fuel Cell Operations of the Company. Under the agreement, the Company will pay an annual salary of $112,000. The agreement will be in effect for 5 years.

7. SUBSEQUENT EVENTS

Subsequent to the period ended November 30, 2015:

a)
On December 9, 2015, the Company issued a convertible unsecured note in the amount of $100,000 (including $10,000 of finance fees). The note carries an interest rate of 12% (22% default rate), and is due on September 9, 2016. The lender may convert the note at a conversion price equal to the average of the three lowest closing bid prices for the common stock for twenty trading days ending on the trading day immediately before conversion multiplied by 53% at any time after the maturity day.

The Company may prepay the loan up to 180 days after its issuance with the following penalties:

Number of days after issuance	Penalty

< 30 days	125% of principal plus accrued interest
31 – 60 days	130% of principal plus accrued interest
61 – 90 days	135% of principal plus accrued interest
91 – 120 days	140% of principal plus accrued interest
121 – 150 days	145% of principal plus accrued interest
151 – 180 days	150% of principal plus accrued interest

b)	On December 12, 2015, the Company issued 647,576 common shares on conversion of $13,250 of principal convertible debt and $90 of accrued interest.

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

LIQUIDITY

ANTICIPATED CASH REQUIREMENTS

For the three months ended November 30, 2015, we recorded a net operating loss of $376,900. As of November 30, 2015, we had a cash balance of $22,753. We do not have sufficient funds for working capital and will need to obtain further financing.

Our financial condition as of November 30, 2015 and 2014 and cash flows for the three months then ended are summarized as follows:

	Three months ended November 30,
	2015	2014

Net cash used in operating activities	$(285,644)	$(30,247)
Net cash provided by financing activities	244,240	26,200
Net cash used in investing activities	-	-
Net increase (decrease) in cash	(41,404)	(4,047)
Cash, beginning	64,157	5,096
Cash, ending	$22,753	$1,049

WORKING CAPITAL

Our working capital position as of November 30, 2015 compared to November 30, 2014 and the cash flows for the three months then ended are summarized below:

	November 30,
	2015	2014

Current Assets	$22,753	$19,615
Current Liabilities	(2,202,295)	(947,944)
Working Capital (Deficiency)	$(2,179,542)	$(928,329)

The increase in our working capital deficiency was primarily due to an increase in accounts payable and accrued liabilities.

RESULTS OF OPERATIONS

The following is a summary of our results of operations for the three months ended November 30, 2015 and 2014:

	Three months ended November 30,
	2015	2014
EXPENSES
Advertising and Marketing	$12,088	$-
Audit and accounting fees	9,770	-
Consulting fees	-	165,000
Insurance	1,764	3,882
Financing fees	27,260	165,000
Banking fees	1,170	1,199
Interest expense	13,119	-
Investor communications and transfer agent	5,822	3,487
Regulatory Filing Fees	3,000	1,643
Legal fees	15,000	15,855
Office and general administration	56,550	5,466
Salaries and management fees	98,250	116,000
Subcontractor fees	65,350	-
Travel and entertainment	82,757	5,895
Loss before other items	(391,900)	(483,427)

OTHER ITEMS
Income for Investment in Pro Eco	-	14,139
Loss on fair value of convertible debt	(421,779)	-
LOSS AND COMPREHENSIVE LOSS	$(813,679)	$(469,288)

Net loss per share - basic and diluted	(0.00)	$(0.01)

Weighted average number of shares outstanding - basic and diluted	169,457,230	92,748,439

REVENUE

We have not earned any revenues since our inception and we do not anticipate earning revenues until such time as we manufacture and deploy RUBICON(TM) fuel cell power plants under Power Purchase Agreements.

EXPENSES

Our operating expenses for the three months ended November 30, 2015 compared to the same period in 2014 decreased by the net amount of $91,527 primarily due to other SG&A expenses.

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

On April 14, 2010, our shareholders approved our 2010 Equity Compensation Plan. Under the 2010 Plan, options may be granted to our directors, officers, employees and consultants as determined by our board of directors. Pursuant to the 2010 Plan, we reserved for issuance up to 5,000,000 shares of our outstanding common stock under the 2010 plan. However no options have been granted as of November 30, 2015 and therefore no stock-based compensation has been recorded to date for stock options.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4T. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

As required by paragraph (b) of Rules 13a-15 or 15d-15 under the Securities Exchange Act of 1934, as amended, we are required to maintain and our management is required to evaluate the effectiveness of our Company's disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15(e) of the Exchange Act). Our management with the participation of our principal executive officer and principal financial officer evaluated the effectiveness of our Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly report on Form 10-Q. Based on this evaluation, our management determined that our Company's disclosure controls and procedures were effective as of November 30, 2015.

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

On April 7, 2015, the Company issued 6,667 shares of its common stock at $0.30 per share for gross proceeds of $2,000.

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

On June 5, the Company issued 4,544,674 shares of its common stock at $0.003 per share to extinguish convertible debt for $11,589.

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

On August 17, 2015 the Company issued 8,500,000 shares of its common stock to the Chief Operating Officer of the Company for management services. The fair value of the shares is $765,000.

On August 17, 2015 the Company issued 4,500,000 shares of its common stock to a Director of the Company for management services. The fair value of the shares is $405,000.

On September 21, 2015 the Company issued 190,767 shares of its common stock at $0.078 per share to extinguish convertible debt for $5,500.

On October 7, 2015 the Company issued 341,690 shares of its common stock at $0.065 per share to extinguish convertible debt for $9,000.

On October 27, 2015 the Company issued 73,220 shares of its common stock at $0.1248 per share to extinguish convertible debt for $1,292.

On October 29, 2015 the Company issued 1,602,068 shares of its common stock at $0.079 per share to extinguish convertible debt for $31,000.

On November 10, 2015 the Company issued 1,602,068 shares of its common stock at $0.055 per share to extinguish convertible debt for $31,000.

On November 13, 2015 the Company issued 609,004 shares of its common stock at $0.056 per share to extinguish convertible debt for $10,708.

The holders of our shares of common stock and persons who desire to purchase them in any trading market that might develop in the future should be aware there may be significant state law restrictions upon the ability of investors to resell our shares. Accordingly, even if we are successful in having the shares available for trading on the OTCQB, investors should consider any secondary market for the Company's securities to be a limited one. We intend to seek coverage and publication of information regarding the Company in an accepted publication which permits a "manual exemption”. This manual exemption permits a security to be distributed in a particular state without being registered if the company issuing the security has a listing for that security in a securities manual recognized by the state. However, it is not enough for the security to be listed in a recognized manual. The listing entry must contain (1) the names of issuers, officers, and directors; and, (2) an issuer's balance sheet, and a profit and loss statement for either the fiscal year preceding the balance sheet or for the most recent fiscal year of operations. We may not be able to secure a listing containing all of this information. Furthermore, the manual exemption is a non-issuer exemption restricted to secondary trading transactions, making it unavailable for issuers selling newly issued securities. Most of the accepted manuals are those published in Standard and Poor's, Moody's Investor Service, Fitch's Investment Service, and Best's Insurance Reports, and many states expressly recognize these manuals. A smaller number of states declare they “recognize securities manuals” but do not specify the recognized manuals. The following states do not have any provisions and therefore do not expressly recognize the manual exemption: Alabama, Georgia, Illinois, Kentucky, Louisiana, Montana, South Dakota, Tennessee, Vermont and Wisconsin.

We currently do not intend to and may not be able to qualify securities for resale in other states which require shares to be qualified before they can be resold by our shareholders.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

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

10.2	Employment Agreement of Neal Allen dated February 20, 2014 (attached as an exhibit to our current report on Form 8-K filed on February 28, 2014).

10.3	Employment Agreement of Michael Watkins dated February 20, 2014 (attached as an exhibit to our current report on Form 8-K filed on February 28, 2014).

10.4	Equity Purchase Agreement between the Company and Kodiak Capital Group, LLC (attached as an exhibit to our current report on Form 8-K filed on October 21, 2014).

10.5	Registration Rights Agreement between the Company and Kodiak Capital Group, LLC (attached as an exhibit to our current report on Form 8-K filed on October 21, 2014).

10.6	Note by the Company to Kodiak Capital Group, LLC (attached as an exhibit to our Registration Statement on Form S-1 filed on November 13, 2014).

10.7	Dominovas Energy was accepted as a member of the Power Africa Initiative. (attached as an exhibit to our current report on Form 8-K filed on May 6, 2015).

31.1	Certification Statement pursuant to Section 302 of the Sarbanes- Oxley Act of 2002

32.1	Certification Statement pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002

101	Interactive Data Files pursuant to Rule 405 of Regulation S-T.

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
Dated: December 22, 2015