Form 10-Q
period 2016-02-29
Dominovas Energy Corp
filed 2016-03-21
CIK 1343254

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2016
or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 000-51736

DOMINOVAS ENERGY CORPORATION
(Exact name of registrant as specified in its charter)

Nevada	20-5854735
(State or other jurisdiction	(I.R.S. Employer Identification No.)
of incorporation or organization)

1170 Peachtree Street, 12th Fl., Atlanta, GA	30309
(Address of principal executive offices)	(Zip Code)

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 192,914,996 shares of common stock outstanding as of February 29, 2016.

DOCUMENTS INCORPORATED BY REFERENCE

Not Applicable

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DOMINOVAS ENERGY CORPORATION
CONSOLIDATED BALANCE SHEETS
(unaudited)

	February 29, 2016	August 31, 2015
ASSETS

Current Assets
Cash	$107,678	$64,157
	107,678	64,157

Prepaid - non current	15,410	15,410
	$123,088	$79,567

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable	$496,831	$443,310
Accrued liabilities	695,741	577,576
Convertible debt	1,222,304	627,349
Notes payable	75,000	75,000
	2,489,876	1,723,235

Lease inducement	68,431	72,821
Total liabilities	2,558,307	1,796,056

Stockholders' deficit
Common stock $0.001 par value, 700,000,000 common shares authorized, 192,914,996 issued and outstanding at February 29, 2016 and 169,106,668 at August 31, 2015	192,912	169,104
Additional paid in capital	12,796,581	11,931,347
Accumulated deficit	(15,424,712)	(13,816,940)
	(2,435,219)	(1,716,489)
	$123,088	$79,567

The accompanying notes are an integral part of these interim consolidated financial statements

DOMINOVAS ENERGY CORPORATION
CONDOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended February 29, 2016	Three Months Ended February 28, 2015	Six Months Ended February 29, 2016	Six Months Ended February 28, 2015
EXPENSES
Advertising and marketing	$16,263	$-	$28,351	$-
Audit and accounting fees	27,263	36,290	37,033	36,290
Consulting fees	-	-	-	165,000
Financing fees	45,000	-	72,260	165,000
Interest expense	5,609	-	18,728	-
Investor communications and transfer agent	21,741	5,130	30,563	10,483
Legal fees	1,040	15,855	16,040	15,855
Office and general administration	81,783	49,448	141,267	101,315
Salaries and management fees	133,375	116,000	231,625	240,748
Subcontractor fees	-	-	65,350	-
Travel and entertainment	70,030	5,839	152,787	4,138
Total operating expenses	(402,104)	(228,562)	(794,004)	(738,829)

Other expense
Loss on fair value of convertible debt	391,989	-	813,768	-
	391,989	-	813,768	-

Comprehensive income (loss)	$(794,093)	$(228,561)	$(1,607,772)	$(738,829)

Loss per share, basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted average shares outstanding, basic and diluted	181,240,543	90,572,014	175,871,434	90,572,014

The accompanying notes are an integral part of these interim consolidated financial statements

DOMINOVAS ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended February 29, 2016	Six Months Ended February 28, 2015
Cash flows used in operating activities
Net loss	$(1,607,772)	$(738,829)
Non cash items
Financing costs	72,260	165,000
Consulting costs	-	165,000
Interest Expense	18,728	-
Lease inducement	(4,390)	23,965
Change in fair value of debt	813,768	-
Changes in operating assets and liabilities
Prepaid	-	16,531
Accounts payable and accrued liabilities	171,685	321,256
Net cash used in operating activities	(535,721)	(47,077)

Cash flows from financing activities
Bank indebtedness	-	5,281
Proceeds from issuance of convertible loans	579,242	-
Subscription received	-	13,500
Issuance of common stock	-	23,200
Net cash provided by financing activities	579,242	41,981

Net increase (decrease) in cash	43,521	(5,096)
Cash, beginning	64,157	5,096
Cash, ending	$107,678	$-

The accompanying notes are an integral part of these interim consolidated financial statements

DOMINOVAS ENERGY CORPORATION
NOTES TO FINANCIAL STATEMENTS
February 29, 2016

1. ORGANIZATION AND BASIS OF PRESENTATION

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

Accordingly, these financial statements do not include all of the disclosures required by United States Generally Accepted Accounting Principles (“US GAAP”) for complete financial statements. These interim unaudited financial statements should be read in conjunction with the Company's audited financial statements for the year ended August 31, 2015. In the opinion of management, the interim unaudited financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results of the interim period presented. Operating results for the six-month period ended February 29, 2016 are not necessarily indicative of the results that may be expected for the year ending August 31, 2016.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As of February 29, 2016, the Company has not achieved profitable operations and has accumulated a deficit of $15,424,712. Continuation as a going concern is dependent upon the ability of the Company to obtain the necessary financing to meet obligations and pay its liabilities arising from normal business operations when they come due and ultimately upon its ability to achieve profitable operations. The outcome of these matters cannot be predicted with any certainty at this time and raise substantial doubt that the Company will be able to continue as a going concern. These consolidated financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern. These adjustments could be material. Management intends to obtain additional funding by borrowing funds from its directors and officers, issuing promissory notes and convertible debt and/or a private placement of common stock.

2. RECENT ACCOUNTING PRONOUNCEMENTS

Recent pronouncements with future effective dates are either not applicable or are not expected to be significant to the financial statement of the Company.

3. RELATED PARTY TRANSACTIONS

During the six months ended February 29, 2016, the Company incurred wages of $Nil (February 28, 2015 - $46,500), $56,000 (February 28, 2015 - $56,000), $65,000 (February 28, 2015 - $52,000) and $110,625 (February 28, 2015 - $88,500) to the Executive Vice President of Business Operations, the Executive Vice President of Fuel Cell Operations, the Chief Operating Officer and the President and Chief Executive Officer of the Company, respectively. As of February 29, 2016, unpaid wages of $684,701 (August 31, 2015 - $577,576) were owed to the related parties and are included in accrued liabilities.

As of February 29, 2016, the Company has notes payable of $75,000 (August 31, 2015 - $75,000) owing to a former director of the Company.  The notes are non-interest bearing, unsecured and due on demand.

4. CONVERTIBLE DEBT

Details of the Company’s convertible notes, which are measured at their fair value are as follows:

a)
On October 27, 2014, the Company issued a convertible note in the amount of $165,000 in exchange for consulting services rendered. The note is non-interest bearing, was due on October 27, 2015, and is unsecured.

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

As at February 29, 2016, the principal remaining of this note was $58,250 with a fair value of $128,493.

b)
On March 19, 2015, the Company entered into an agreement for two convertible notes in the amount of $26,500 each. The first note was issued in March 2015, for proceeds of $25,000 (net of $1,500 of financing fees), carried an interest at 8%, and was due on March 19, 2016. The second note was paid for by the issuance of an offsetting $26,500 secured note issued to the Company. The second $26,500 note was issued and received in cash on November 13, 2015.

The lender could convert the entire loan amount into shares of the Company's common stock, at a conversion price for each share equal to the lowest closing bid price for the common stock for the twenty trading days ending on the trading day immediately before the conversion date multiplied by 50% at any time. The first note was convertible into shares after the second note has been received by the Company.

During the period ended February 29, 2016, the Company issued 2,453,467 common stock with a fair value of $147,769 on conversion of the notes issued in March 2015 and November 2015.

c)
On April 30, 2015, the Company issued a convertible unsecured note in the amount of $62,000 (including $7,000 of financing fees). The note carries an interest rate of 12% (22% default rate), and was due on January 30, 2016.

During the year ended August 31, 2015, $2,507 of interest was accrued on this loan. The fair value of the loan (including accrued interest) as at August 31, 2015 was $92,407.

During the period ended February 29, 2016, the Company issued 3,373,319 common stock with a fair value of $222,578 on conversion of this convertible debt.

d)
On June 10, 2015, the Company issued a convertible unsecured note in the amount of $58,000 (including $8,000 of financing fees). The note carries an interest rate of 12% (22% default rate), and was due on March 10, 2016.

During the year ended August 31, 2015, $1,565 of interest was accrued on this loan. The fair value of the loan (including accrued interest) as at August 31, 2015 was $79,865.

During the period ended February 29, 2016, the Company issued 2,981,396 common stock with a fair value of $137,144 on conversion of this convertible debt.

e)
On July 6, 2015, the Company issued a convertible unsecured note in the amount of $85,500 (including $10,500 of financing fees). The note carries an interest rate of 12% (22% default rate), and was due on April 6, 2016.

During the year ended August 31, 2015, $1,574 of interest was accrued on this loan. The fair value of the loan (including accrued interest) as at August 31, 2015 was $112,724.

During the period ended February 29, 2016, the Company issued 9,694,291 common stock with a fair value of $238,360 on conversion of $15,542 of principal of this convertible debt.

f)
On August 10, 2015, the Company issued a convertible unsecured note in the amount of $85,500 (including $10,500 of financing fees). The note carries an interest rate of 12% (22% default rate), and is due on May 10, 2016.

During the period ended February 29, 2016, the Company issued 1,900,000 common stock with a fair value of $45,600 on conversion of this convertible debt.

The fair value of the loan as at February 29, 2016 was $125,924 and the principal outstanding is $69,958.

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

The fair value at February 29, 2016 was determined based on the fair value of the shares that would be issued if converted at February 29, 2016.

g)
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

As at February 29, 2016, this note had a fair value of $203,960 determined based on the fair value of the shares that would be issued if converted at February 29, 2016.

h)
On December 9, 2015, the Company issued a convertible unsecured note in the amount of $100,000 (including $10,000 of finance fees). The note carries an interest rate of 12% (22% default rate), and is due on September 9, 2016.

As at February 29, 2016, this note had a fair value of $130,000 determined based on the amount the Company would settle this note by prepayment.

i)
On February 19, 2016, the Company issued a convertible unsecured note in the amount of $108,000 (including $8,000 of finance fees). The note carries an interest rate of 12% (22% default rate), and is due on November 19, 2016.

As at February 29, 2016, this note had a fair value of $135,000 determined based on the amount the Company would settle this note by prepayment.

The Company may prepay the loans h) – i) above up to 180 days after its issuance with the following penalties:

Number of days after issuance	Penalty

< 30 days	125% of principal plus accrued interest
31 – 60 days	130% of principal plus accrued interest
61 – 90 days	135% of principal plus accrued interest
91 – 120 days	140% of principal plus accrued interest
121 – 150 days	145% of principal plus accrued interest
151 – 180 days	150% of principal plus accrued interest

The lender may convert the loans h) –i) after 90 days following issuance at a conversion price equal to the average of the three lowest closing bid prices for the common stock for twenty trading days ending on the trading day immediately before conversion multiplied by 53% at any time after the maturity day.

j)	On June 26, 2015, the Company issued a convertible unsecured note in the amount of $50,000. The note carried an interest rate of 10% (18% default rate), and was due on March 26, 2016.

The Company may prepay the loan up to 180 days after its issuance with the following penalties:

Number of days after issuance	Penalty

< 60 days	125% of principal plus accrued interest
61 – 120 days	130% of principal plus accrued interest
121 – 180 days	135% of principal plus accrued interest

The lender could convert the entire loan amount into shares of the Company's common stock, at a conversion price for each share equal to the three (3) lowest closing bid prices for the common stock for the ten trading days ending on the trading day immediately before the conversion date multiplied by 65%.

During the period ended February 29, 2016, the Company issued 3,405,845 common stock with a fair value of $97,878 on conversion of this convertible debt.

k)
On September 29, 2015, the Company issued a convertible unsecured note in the amount of $150,000 (including $14,760 of finance fees). The note carries an interest rate of 10% (18% default rate), and is due on March 29, 2016 (“Maturity Date”).

The Company may prepay the loan up to 180 days after its issuance, with approval from the lender, with the following penalties:

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

The fair value of the loan (including accrued interest) as at February 29, 2016 was $268,368 determined based on the value of the common shares that would be issued if converted on February 29, 2016.

l)
On January 14, 2016, the Company issued a convertible unsecured note in the amount of $57,000 (including $7,000 of finance fees). The note carries an interest of 10% (18% default rate), and is due on October 14, 2016 (“Maturity Date”).

The Company may repay the loan up to 180 days after its issuance, with approval from the lender, with the following penalties:

Number of days after issuance	Penalty

< 90 days	135% of principal plus accrued interest
91 – 120 days	140% of principal plus accrued interest
121 – 180 days	145% of principal plus accrued interest
> 180 days	150% of principal plus accrued interest

The entire loan may be converted into shares of the Company’s common stock, at a conversion price for each share equal to the three lowest closing bid prices for the common stock for the twenty trading days ending on the trading day immediately before the conversion date multiplied by 53% at any time after the Maturity Date.

As at February 29, 2016, this note has a fair value of $76,950 determined based on the amount the Company would settle this note by prepayment.

m)
On January 25, 2016, the Company issued a convertible unsecured note in the amount of $555,000.  The note carries an original interest discount (“OID”) of $50,000 and the Company agrees to pay $5,000 of the finance fees. The Company receives the payments in five tranches, of which the initial tranche equals to the amount of $115,000 (including OID of $10,000 and finance fees of $5,000) and the remainder is delivered in four instalments in the amount of $110,000 (including OID of $10,000) each. The note carries an interest rate of 10% (22% default rate), and is due on May 25, 2017.

As of February 29, 2016, the Company received the initial tranche of $115,000 (including OID and finance fees).

The lender may convert the note at a conversion price equal to the average of the three lowest closing bid prices for the common stock for twenty trading days ending on the trading day immediately before conversion multiplied by 60% at any time after the maturity day.

The Company may prepay any outstanding balance of note, upon delivering an optional prepayment notice; provided that, the date of prepayment is not less the five trading days for the optional prepayment notice.

Number of days after issuance	Penalty

Any time after determined date of prepayment	125% of principal plus accrued interest

As at February 29, 2016, this note has a fair value of $143,750 determined based on the amount the Company would settle this note by prepayment.

As at February 29, 2016, accrued interest relating to the fore-mentioned convertible loans was $9,860.

5. COMMON STOCK

Authorized: 700,000,000 common shares.

Issued and outstanding: 192,914,996 common shares.

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

As of February 29, 2016, no options have been granted.

During the period ended February 29, 2016, the company had the following share transactions:

a)	Issued 2,453,467 shares with a fair value of $147,769 to extinguish convertible debt of $53,000 plus accrued interest of $1,383.
b)	Issued 17,949,006 shares with a fair value of $643,682 to extinguish convertible debt of $221,042 plus accrued interest of $13,486.
c)	Issued 3,405,845 shares with a fair value of $97,878 to extinguish convertible debt of $50,000 plus accrued interest of $2,719.

6. COMMITMENTS

The Company entered into a lease agreement for a term of five years ending October 31, 2019. Under the agreement, the Company is committed to the following rent payments:

Dates	Amount

March 1, 2016 to August 31, 2016	$82,253
September 1, 2016 to August 31, 2017	169,441
September 1, 2017 to August 31, 2018	174,524
September 1, 2018 to August 31, 2019	179,760
September 1, 2019 to October 31, 2019	30,160
Total	$636,084

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

On March 1, 2014, the Company entered into an employment agreement with the Executive Vice President of Fuel Cell Operations of the Company. Under the agreement, the Company will pay an annual salary of $112,000. The agreement will be in effect for 5 years. The Executive shall vest 25,000 shares of the Company stock annually and is only fully vested and fully deliverable after 5 years of continuous and satisfactory employment.

On November 1, 2015, the Company entered into an employment agreement with the Senior Vice President of Finance and Investments of the Company. Under the agreement, the Company will pay an annual salary of $75,000 and the Executive shall vest the following Company stock:

-	3,500 shares of the Company monthly for year one.
-	5,000 shares of the Company monthly for year two.
-	7,500 shares of the Company monthly for year three.
-	10,000 shares of the Company monthly for year four.

7. SUBSEQUENT EVENTS

On March 3, 2016, the Company issued 1,950,000 common shares on conversion of $15,542 of principal convertible debt.

On March 10, 2016, the Company issued 1,600,000 common shares on conversion of $13,926 of principal convertible debt.

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

LIQUIDITY

ANTICIPATED CASH REQUIREMENTS

For the six months ended February 29, 2016, we recorded a net operating loss of $1,607,772. As of February 29, 2016, we had a cash balance of $107,678. We do not have sufficient funds for working capital and will need to obtain further financing.

Our financial condition as of February 29, 2016 and February 28, 2015 and cash flows for the six months then ended are summarized as follows:

	Six months ended
	February 29, 2016	February 28, 2015

Net cash used in operating activities	$(535,721)	$(47,077)
Net cash provided by financing activities	579,242	41,981
Net increase (decrease) in cash	43,521	(5,096)
Cash, beginning	64,157	5,096
Cash, ending	107,678	$-

WORKING CAPITAL

Our working capital position as of February 29, 2016 compared to February 28, 2015 and the cash flows for the three months then ended are summarized below:

	February 29, 2016	February 28, 2015

Current Assets	$107,678	$64,157
Current Liabilities	2,489,876	1,723,235
Working Capital Deficiency	$2,382,198	$1,659,078

The increase in our working capital deficiency was primarily due to an increase in accounts payable and accrued liabilities.

RESULTS OF OPERATIONS

The following is a summary of our results of operations for the three months ended February 29, 2016 and February 28, 2015:

	February 29, 2016	February 28, 2015
EXPENSES
Advertising and marketing	$16,263	$-
Audit and accounting fees	27,263	36,290
Consulting fees	-	-
Financing fees	45,000	-
Interest expense	5,609	-
Investor communications and transfer agent	21,741	5,130
Legal fees	1,040	15,855
Office and general administration	81,783	49,448
Salaries and management fees	133,375	116,000
Travel and entertainment	70,030	5,839
Total operating expenses	(402,104)	(228,562)

Other income (expense)
Gain (loss) on fair value of convertible debt	391,989	-
	391,989	-

Comprehensive income (loss)	$(794,093)	$(228,562)

Net income (loss) per share, basic and diluted	$(0.00)	$(0.00)

Weighted average shares outstanding, basic and diluted	181,240,543	90,572,014

REVENUE

We have not earned any revenues since our inception and we do not anticipate earning revenues until such time as we manufacture and deploy RUBICON(TM) fuel cell power plants under Power Purchase Agreements.

EXPENSES

Our operating expenses for the six months ended February 29, 2016 compared to the same period in 2015 increased by the net amount of $55,175 primarily due to other SG&A expenses.

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

On April 14, 2010, our shareholders approved our 2010 Equity Compensation Plan. Under the 2010 Plan, options may be granted to our directors, officers, employees and consultants as determined by our board of directors. Pursuant to the 2010 Plan, we reserved for issuance up to 5,000,000 shares of our outstanding common stock under the 2010 plan. However, no options have been granted as of February 29, 2016 and therefore no stock-based compensation has been recorded to date for stock options.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4T. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

As required by paragraph (b) of Rules 13a-15 or 15d-15 under the Securities Exchange Act of 1934, as amended, we are required to maintain and our management is required to evaluate the effectiveness of our Company's disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15(e) of the Exchange Act). Our management with the participation of our principal executive officer and principal financial officer evaluated the effectiveness of our Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly report on Form 10-Q. Based on this evaluation, our management determined that our Company's disclosure controls and procedures were effective as of February 29, 2016.

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

On December 1, 2015 the Company issued 591,212 shares of its common stock at $0.057 per share to extinguish convertible debt for $13,250.

On December 14, 2015 the Company issued 647,574 shares of its common stock at $0.052 per share to extinguish convertible debt for $13,250.

On December 17, 2015 the Company issued 169,183 shares of its common stock at $0.045 per share to extinguish convertible debt for $3,863.

On December 21, 2015 the Company issued 1,389,887 shares of its common stock at $0.046 per share to extinguish convertible debt for $29,000.

On December 30, 2015 the Company issued 1,591,509 shares of its common stock at $0.046 per share to extinguish convertible debt for $32,785.

On January 6, 2016 the Company issued 980,000 shares of its common stock at $0.041 per share to extinguish convertible debt for $25,482.

On January 13, 2016 the Company issued 800,000 shares of its common stock at $0.033 per share to extinguish convertible debt for $14,692.

On January 19, 2016 the Company issued 800,000 shares of its common stock at $0.028 per share to extinguish convertible debt for $7,933.

On January 21, 2016 the Company issued 1,000,000 shares of its common stock at $0.025 per share to extinguish convertible debt for $9,917.

On January 27, 2016 the Company issued 1,000,000 shares of its common stock at $0.021 per share to extinguish convertible debt for $9,100.

On January 27, 2016 the Company issued 1,200,000 shares of its common stock at $0.021 per share to extinguish convertible debt for $14,196.

On February 2, 2016 the Company issued 1,000,000 shares of its common stock at $0.020 per share to extinguish convertible debt for $8,850.

On February 6, 2016 the Company issued 1,500,000 shares of its common stock at $0.027 per share to extinguish convertible debt for $11,895.

On February 8, 2016 the Company issued 1,225,845 shares of its common stock at $0.027 per share to extinguish convertible debt for $13,041.

On February 11, 2016 the Company issued 1,800,000 shares of its common stock at $0.022 per share to extinguish convertible debt for $14,274.

On February 16, 2016 the Company issued 1,794,291 shares of its common stock at $0.025 per share to extinguish convertible debt for $14,677.

On February 24, 2016 the Company issued 1,900,000 shares of its common stock at $0.024 per share to extinguish convertible debt for $15,542.

On March 3, 2016, the Company issued 1,950,000 shares of its common stock at $0.020 per shares to extinguish convertible debt of $15,542.

On March 10, 2016, the Company issued 1,600,000 shares of its common stock at $0.019 per shares to extinguish convertible debt of $13,926.

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
Dated: March 18, 2016