Form 10-Q
period 2016-03-31
Dominovas Energy Corp
filed 2016-07-20
CIK 1343254

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2016
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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 237,304,383 shares of common stock outstanding as of May 31, 2016.

DOCUMENTS INCORPORATED BY REFERENCE

Not Applicable

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DOMINOVAS ENERGY CORPORATION
CONSOLIDATED BALANCE SHEETS
(unaudited)

	May 31, 2016	August 31, 2015
ASSETS

Current Assets
Cash	$5,723	$64,157
	5,723	64,157

Prepaid - non current	15,410	15,410
	$21,133	$79,567

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable	$540,083	$443,310
Accrued liabilities	715,124	577,576
Convertible debt	1,249,086	627,349
Notes payable	75,000	75,000
	2,579,293	1,723,235

Lease inducement	65,835	72,821
Total liabilities	2,645,128	1,796,056

Stockholders' deficit
Common stock $0.001 par value, 700,000,000 common shares authorized, 237,304,383 issued and outstanding at May 31, 2016 and 169,106,668 at August 31, 2015	237,301	169,104
Additional paid in capital	13,477,389	11,931,347
Accumulated deficit	(16,338,685)	(13,816,940)
	(2,623,995)	(1,716,489)
	$21,133	$79,567

The accompanying notes are an integral part of these interim consolidated financial statements

DOMINOVAS ENERGY CORPORATION
CONDOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended May 31, 2016	Three Months Ended May 31, 2015	Nine Months Ended May 31, 2016	Nine Months Ended May 31, 2015
EXPENSES
Advertising and marketing	$13,746	$110	$42,097	$110
Audit and accounting fees	3,569	12,862	40,602	49,152
Consulting fees	-	32,500	-	197,500
Financing fees	20,425	31,200	92,685	196,200
Foreign exchange loss	-	113	-	-
Interest expense	36,610	1,727	55,338	1,727
Investor communications and transfer agent	3,528	15,656	34,091	26,139
Legal fees	11,185	4,500	27,225	20,355
Office and general administration	70,721	50,362	211,987	151,790
Salaries and management fees	279,866	110,189	511,491	350,937
Subcontractor fees	-	-	65,350	-
Travel and entertainment	66,454	14,812	219,241	18,950
Total operating expenses	(506,104)	(274,031)	(1,300,107)	(1,012,860)

Other items
Loss on debt conversion	(337,988)	(340,000)	(885,688)	(340,000)
Loss on fair value of convertible debt	(69,882)	-	(335,950)	-
	(407,870)	(340,000)	(1,221,638)	(340,000)

Comprehensive loss	$(913,974)	$(614,031)	$(2,521,745)	$(1,352,860)

Loss per share, basic and diluted	$(0.00)	$(0.01)	$(0.01)	$(0.01)

Weighted average shares outstanding, basic and diluted	222,881,107	92,748,439	191,493,990	92,748,439

The accompanying notes are an integral part of these interim consolidated financial statements

DOMINOVAS ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended May 31, 2016	Nine Months Ended May 31, 2015
Cash flows used in operating activities
Net loss	$(2,521,745)	$(1,352,860)
Non-cash items
Financing costs	92,685	190,000
Consulting costs	-	196,200
Interest Expense	55,338	1,727
Lease inducement	(6,985)	22,573
Loss on debt conversion	885,688	340,000
Change in fair value of debt	335,950	-
Salaries and management fees paid by shares	89,500	-
Changes in operating assets and liabilities
Prepaid	-	16,531
Accounts payable and accrued liabilities	234,319	456,519
Net cash used in operating activities	(835,250)	(129,310)

Cash flows from financing activities
Proceeds from issuance of convertible loans	776,816	84,500
Issuance of common stock	-	48,697
Net cash provided by financing activities	776,816	133,197

Net (decrease) increase in cash	(58,434)	3,887
Cash, beginning	64,157	5,096
Cash, ending	$5,723	$8,983

The accompanying notes are an integral part of these interim consolidated financial statements

DOMINOVAS ENERGY CORPORATION
NOTES TO FINANCIAL STATEMENTS
May 31, 2016

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

Accordingly, these financial statements do not include all of the disclosures required by United States Generally Accepted Accounting Principles (“US GAAP”) for complete financial statements. These interim unaudited financial statements should be read in conjunction with the Company's audited financial statements for the year ended August 31, 2015. In the opinion of management, the interim unaudited financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results of the interim period presented. Operating results for the nine-month period ended May 31, 2016 are not necessarily indicative of the results that may be expected for the year ending August 31, 2016.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As of May 31, 2016, the Company has not achieved profitable operations and has accumulated a deficit of $16,338,685. Continuation as a going concern is dependent upon the ability of the Company to obtain the necessary financing to meet obligations and pay its liabilities arising from normal business operations when they come due and ultimately upon its ability to achieve profitable operations. The outcome of these matters cannot be predicted with any certainty at this time and raise substantial doubt that the Company will be able to continue as a going concern. These consolidated financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern. These adjustments could be material. Management intends to obtain additional funding by borrowing funds from its directors and officers, issuing promissory notes and convertible debt and/or a private placement of common stock.

2. RECENT ACCOUNTING PRONOUNCEMENTS

Recent pronouncements with future effective dates are either not applicable or are not expected to be significant to the financial statement of the Company.

3. RELATED PARTY TRANSACTIONS

During the nine months ended May 31, 2016, the Company incurred wages of $Nil (May 31, 2015 - $84,000), $84,000 (May 31, 2015 - $56,188), $97,500 (May 31, 2015 - $78,000) and $165,938 (May 31, 2015 - $132,750) to the Executive Vice President of Business Operations, the Executive Vice President of Fuel Cell Operations, the Chief Operating Officer and the President and Chief Executive Officer of the Company, respectively. As of May 31, 2016, unpaid wages of $704,002 (August 31, 2015 - $577,576) were owed to the related parties and are included in accrued liabilities.

4. NOTES PAYABLE

As of May 31, 2016, the Company has notes payable of $75,000 (August 31, 2015 - $75,000).  The notes are non-interest bearing, unsecured and due on demand.

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

As at May 31, 2016, the principal remaining of this note was $58,250 with a fair value of $129,444 based on the value of the common shares that would be issued if converted on May 31, 2016.

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

The lender could convert the entire note amount into shares of the Company's common stock, at a conversion price for each share equal to the lowest closing bid price for the common stock for the twenty trading days ending on the trading day immediately before the conversion date multiplied by 50% at any time. The first note was convertible into shares after the second note has been received by the Company.

The Company issued 2,453,467 common stock with a fair value of $147,769 on conversion of the notes issued in March 2015 and November 2015.

c)
On April 30, 2015, the Company issued a convertible unsecured note in the amount of $62,000 (including $7,000 of financing fees). The note carries an interest rate of 12% (22% default rate), and was due on January 30, 2016.

During the year ended August 31, 2015, $2,507 of interest was accrued on this note. The fair value of the note as at August 31, 2015 was $92,407.

During the period ended May 31, 2016, the Company issued 3,373,329 common stock with a fair value of $222,578 on conversion of this convertible debt.

d)
On June 10, 2015, the Company issued a convertible unsecured note in the amount of $58,000 (including $8,000 of financing fees). The note carries an interest rate of 12% (22% default rate), and was due on March 10, 2016.

During the year ended August 31, 2015, $1,565 of interest was accrued on this note. The fair value of the note as at August 31, 2015 was $79,865.

During the period ended May 31, 2016, the Company issued 2,981,396 common stock with a fair value of $137,144 on conversion of this convertible debt.

e)
On July 6, 2015, the Company issued a convertible unsecured note in the amount of $85,500 (including $10,500 of financing fees). The note carries an interest rate of 12% (22% default rate), and was due on April 6, 2016.

During the year ended August 31, 2015, $1,574 of interest was accrued on this note. The fair value of the note as at August 31, 2015 was $112,724.

During the period ended May 31, 2016, the Company issued 9,694,291 common stock with a fair value of $238,360 on conversion of this convertible debt.

f)
On August 10, 2015, the Company issued a convertible unsecured note in the amount of $85,500 (including $10,500 of financing fees). The note carries an interest rate of 12% (22% default rate), and is due on May 10, 2016.

During the year ended August 31, 2015, $590 of interest was accrued on this note. The fair value of the note as at August 31, 2015 was $107,465.

During the period ended May 31, 2016, the Company issued 11,210,437 common stock with a fair value of $228,369 on conversion of this convertible debt.

The loans c) – f) above were convertible into shares of the Company's common stock, at a conversion price for each share equal to the average of the three lowest closing bid prices for the common stock for the ten trading days ending on the trading day immediately before the conversion date multiplied by 50% at any time after each respective maturity date.

g)
On September 11, 2015, the Company issued a convertible unsecured note in the amount of $95,000 (including $11,000 of finance fees). The note carries an interest rate of 12% (22% default rate), and is due on June 11, 2016.

The Company may prepay the note up to 180 days after its issuance with the following penalties:

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

During the period ended May 31, 2016, the Company issued 9,850,000 common stock with a fair value of $134,050 on conversion of $63,514 of principal of this convertible debt.

During the period ended May 31, 2016, $2,722 of interest was accrued on this note. As at May 31, 2016, the remaining principal of this note of $31,486 has a fair value of $69,116 determined based on the fair value of the shares would be converted at May 31, 2016.

h)
On December 9, 2015, the Company issued a convertible unsecured note in the amount of $100,000 (including $10,000 of finance fees). The note carries an interest rate of 12% (22% default rate), and is due on September 9, 2016.

During the period ended May 31, 2016, $5,721 of interest was accrued on this note. As at May 31, 2016, the remaining principal of this note of $100,000 has a fair value of $207,087 determined based on the fair value of the shares would be converted at May 31, 2016.

i)
On February 19, 2016, the Company issued a convertible unsecured note in the amount of $108,000 (including $8,000 of finance fees). The note carries an interest rate of 12% (22% default rate), and is due on November 19, 2016.

During the period ended May 31, 2016, $3,622 of interest was accrued on this note. As at May 31, 2016, this note had a fair value of $223,654 determined based on the fair value of the shares would be converted at May 31, 2016.

j)
On April 1, 2016, the Company issued a convertible unsecured note in the amount of $108,000 (including $8,000 of finance fees). The note carries an interest rate of 12% (22% default rate), and is due on January 1, 2017.

During the period ended May 31, 2016, $2,130 of interest was accrued on this note. As at May 31, 2016, this note had a fair value of $223,654 determined based on the fair value of the shares would be converted at May 31, 2016.

The Company may prepay the loans h) – j) above up to 180 days after its issuance with the following penalties:

Number of days after issuance	Penalty

< 30 days	125% of principal plus accrued interest
31 – 60 days	130% of principal plus accrued interest
61 – 90 days	135% of principal plus accrued interest
91 – 120 days	140% of principal plus accrued interest
121 – 150 days	145% of principal plus accrued interest
151 – 180 days	150% of principal plus accrued interest

The lender may convert the note h) –j) after 90 days following issuance at a conversion price equal to the average of the three lowest closing bid prices for the common stock for twenty trading days ending on the trading day immediately before conversion multiplied by 53% at any time after the maturity day.

k)	On June 26, 2015, the Company issued a convertible unsecured note in the amount of $50,000. The note carried an interest rate of 10% (18% default rate), and was due on March 26, 2016.

The lender could convert the entire note amount into shares of the Company's common stock, at a conversion price for each share equal to the three (3) lowest closing bid prices for the common stock for the ten trading days ending on the trading day immediately before the conversion date multiplied by 65%.

During the year ended August 31, 2015, $904 of interest was accrued on this note. The fair value of the note as at August 31, 2015, was determined based on the amount the Company would settle the note by prepayment, was $65,904

During the period ended May 31, 2016, the Company issued 3,405,845 common stock with a fair value of $97,878 on conversion of this convertible debt.

l)
On September 29, 2015, the Company issued a convertible unsecured note in the amount of $150,000 (including $14,760 of finance fees). The note carries an interest rate of 10% (18% default rate), and is due on March 29, 2016.

The entire note was convertible into shares of the Company's common stock, at a conversion price for each share equal to the three lowest closing bid prices for the common stock for the twenty trading days ending on the trading day immediately before the conversion date multiplied by 60% at any time after the Maturity Date.

During the period ended May 31, 2016, the Company issued 20,228,950 common stock with a fair value of $318,879 on conversion of this convertible debt.

m)
On January 14, 2016, the Company issued a convertible unsecured note in the amount of $57,000 (including $7,000 of finance fees). The note carries an interest of 10% (18% default rate), and is due on October 14, 2016 (“Maturity Date”).

The Company may repay the note up to 180 days after its issuance, with approval from the lender, with the following penalties:

Number of days after issuance	Penalty

< 90 days	135% of principal plus accrued interest
91 – 120 days	140% of principal plus accrued interest
121 – 180 days	145% of principal plus accrued interest
> 180 days	150% of principal plus accrued interest

The entire note may be converted into shares of the Company’s common stock, at a conversion price for each share equal to the three lowest closing bid prices for the common stock for the twenty trading days ending on the trading day immediately before the conversion date multiplied by 53% at any time after the Maturity Date.

During the period ended May 31, 2016, $2,155 of interest was accrued on this note.  As at May 31, 2016, this note has a fair value of $82,650 determined based on the amount the Company would settle this note by prepayment.

n)
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

As of May 31, 2016, the Company received the initial tranche of $115,000 (including OID and finance fees) and the second tranche of $110,000 (including OID and finance fees).

The lender may convert the note at a conversion price equal to the average of the three lowest closing bid prices for the common stock for twenty trading days ending on the trading day immediately before conversion multiplied by 60% at any time after 180 days after the cash was delivered.

The Company may prepay any outstanding balance of note, upon delivering an optional prepayment notice; provided that, the date of prepayment is not less the five trading days for the optional prepayment notice.

Number of days after issuance	Penalty

Any time after determined date of prepayment	125% of principal plus accrued interest

During the period ended May 31, 2016, $7,829 of interest was accrued on this note. As at May 31, 2016, this note has a fair value of $281,250 determined based on the amount the Company would settle this note by prepayment.

6. COMMON STOCK

Authorized: 700,000,000 common shares.

Issued and outstanding: 237,304,383 common shares.

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

As of May 31, 2016, no options have been granted.

During the period ended May 31, 2016, the company had the following share transactions:

a)	Issued 63,197,705 shares with a fair value of $1,525,028 to extinguish convertible debt of 607,514 plus accrued interest of $31,826.
b)	Issued 5,000,000 shares with a fair value of $89,500 for salaries and management fees.

7. COMMITMENTS

The Company entered into a lease agreement for a term of five years ending October 31, 2019. Under the agreement, the Company is committed to the following rent payments:

Dates	Amount

March 1, 2016 to August 31, 2016	$41,327
September 1, 2016 to August 31, 2017	169,441
September 1, 2017 to August 31, 2018	174,524
September 1, 2018 to August 31, 2019	179,760
September 1, 2019 to October 31, 2019	30,160
Total	$595,212

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
On December 23, 2015, the Company entered into an employment agreement with the President of a division of the Company to be formed. Under the agreement, the Company will pay an annual salary of $115,000 and the Executive shall be granted 200,000 restricted common shares of the Company upon execution of the employment contract. The Executive shall also be granted the following Company stock:

-	50,000 shares of the Company monthly for year one.
-	75,000 shares of the Company monthly for year two.
-	150,000 shares of the Company monthly for year three.
-	120,000 shares of the Company monthly for year four.
-	300,000 shares of the Company monthly for year five.

All stock as granted is only fully vested and fully deliverable to Executive after 5 years of continuous and satisfactory employment.

On January 15, 2016, the Company entered into an employment agreement with the Managing director of a division of the Company to be formed. Under the agreement, the Company will pay an annual salary of $55,000 and the Executive shall be granted 5,000 restricted common shares of the Company upon execution of the employment contract. The Executive shall also be granted the following Company stock:

-	1,000 shares of the Company monthly for year one.
-	2,500 shares of the Company monthly for year two.
-	5,000 shares of the Company monthly for year three.

All stock as granted is only fully vested and fully deliverable to Executive after 3 years of continuous and satisfactory employment.

On January 21, 2016, the Company entered into an employment agreement with the Managing Director of the Africa division of the Company. Under the agreement, the Company will pay an annual salary of $80,000 and the Executive shall also be granted the following Company stock:

-	8,333 shares of the Company monthly for year one.
-	12,500 shares of the Company monthly for year two.
-	16,666 shares of the Company monthly for year three.

All stock as granted is only fully vested and fully deliverable to Executive after 3 years of continuous and satisfactory employment.

8. SUBSEQUENT EVENTS

Subsequent to period ended May 31, 2016, the Company issued 18,447,790 common shares on conversion of $66,363 of principal convertible debt.

Subsequent to period ended May 31, 2016, the Company issued 4,945,599 common shares for gross proceeds of $20,000.

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

LIQUIDITY

ANTICIPATED CASH REQUIREMENTS

For the nine months ended May 31, 2016, we recorded a net operating loss of $2,521,745. As of May 31, 2016, we had a cash balance of $5,723. We do not have sufficient funds for working capital and will need to obtain further financing.

Our financial condition as of May 31, 2016 and May 31, 2015 and cash flows for the nine months then ended are summarized as follows:

	Nine months ended
	May 31, 2016	May 31, 2015

Net cash used in operating activities	$(835,250)	$(129,310)
Net cash provided by financing activities	776,816	133,197
Net (decrease) increase in cash	(58,434)	3,887
Cash, beginning	64,157	5,096
Cash, ending	$5,723	$8,983

WORKING CAPITAL

Our working capital position as of May 31, 2016 compared to May 31, 2015 and the cash flows for the nine months then ended are summarized below:

	May 31, 2016	May 31, 2015

Current Assets	$5,723	$24,393
Current Liabilities	2,579,293	1,378,711
Working Capital Deficiency	$2,573,570	$1,354,318

The increase in our working capital deficiency was primarily due to an increase in accounts payable and accrued liabilities.

RESULTS OF OPERATIONS

The following is a summary of our results of operations for the three months ended May 31, 2016 and May 31, 2015:

	Nine Months Ended May 31, 2016	Nine Months Ended May 31, 2015
EXPENSES
Advertising and marketing	$42,097	$110
Audit and accounting fees	40,602	49,152
Consulting fees	-	197,500
Financing fees	92,685	196,200
Foreign exchange loss	-	-
Interest expense	55,338	1,727
Investor communications and transfer agent	34,091	26,139
Legal fees	27,225	20,355
Office and general administration	211,987	151,790
Salaries and management fees	511,491	350,937
Subcontractor fees	65,350	-
Travel and entertainment	219,241	18,950
Total operating expenses	(1,300,107)	(1,012,860)

Other items
Loss on debt conversion	(885,688)	(340,000)
Loss on fair value of convertible debt	(335,950)	-
	(1,221,638)	(340,000)

Comprehensive loss	$(2,521,745)	$(1,352,860)

Loss per share, basic and diluted	$(0.01)	$(0.01)

Weighted average shares outstanding, basic and diluted	191,493,990	92,748,439

REVENUE

We have not earned any revenues since our inception and we do not anticipate earning revenues until such time as we manufacture and deploy RUBICON(TM) fuel cell power plants under Power Purchase Agreements.

EXPENSES

Our operating expenses for the nine months ended May 31, 2016 compared to the same period in 2015 increased by the net amount of $287,247 primarily due to other SG&A expenses.

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

On April 14, 2010, our shareholders approved our 2010 Equity Compensation Plan. Under the 2010 Plan, options may be granted to our directors, officers, employees and consultants as determined by our board of directors. Pursuant to the 2010 Plan, we reserved for issuance up to 5,000,000 shares of our outstanding common stock under the 2010 plan. However, no options have been granted as of May 31, 2016 and therefore no stock-based compensation has been recorded to date for stock options.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4T. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

As required by paragraph (b) of Rules 13a-15 or 15d-15 under the Securities Exchange Act of 1934, as amended, we are required to maintain and our management is required to evaluate the effectiveness of our Company's disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15(e) of the Exchange Act). Our management with the participation of our principal executive officer and principal financial officer evaluated the effectiveness of our Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly report on Form 10-Q. Based on this evaluation, our management determined that our Company's disclosure controls and procedures were effective as of May 31, 2016.

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

On March 7, 2016, the Company issued 1,950,000 shares of its common stock at $0.020 per shares to extinguish convertible debt of $15,542.

On March 15, 2016, the Company issued 1,600,000 shares of its common stock at $0.018 per shares to extinguish convertible debt of $13,926.

On March 15, 2016, the Company issued 3,000,000 shares of its common stock for consultancy and advisory services provided of $3,000.

On March 15, 2016, the Company issued 2,000,000 shares of its common stock for consultancy and advisory services provided of $2,000.

On March 22, 2016, the Company issued 1,600,000 shares of its common stock at $0.018 per shares to extinguish convertible debt of $14,480.

On March 31, 2016, the Company issued 1,671,588 shares of its common stock at $0.017 per shares to extinguish convertible debt of $13,005.

On April 13, 2016, the Company issued 2,488,849 shares of its common stock at $0.023 per shares to extinguish convertible debt of $19,164.

On April 15, 2016, the Company issued 3,439,972 shares of its common stock at $0.018 per shares to extinguish convertible debt of $30,000.

On April 22, 2016, the Company issued 4,586,630 shares of its common stock at $0.017 per shares to extinguish convertible debt of $40,000.

On April 25, 2016, the Company issued 2,000,000 shares of its common stock at $0.018 per shares to extinguish convertible debt of $15,400.

On April 29, 2016, the Company issued 2,000,000 shares of its common stock at $0.013 per shares to extinguish convertible debt of $14,167.

On April 29, 2016, the Company issued 4,048,583 shares of its common stock at $0.013 per shares to extinguish convertible debt of $30,000.

On May 4, 2016, the Company issued 4,048,583 shares of its common stock at $0.016 per shares to extinguish convertible debt of $30,000.

On May 5, 2016, the Company issued 4,105,182 shares of its common stock at $0.015 per shares to extinguish convertible debt of $28,079.

On May 6, 2016, the Company issued 2,100,000 shares of its common stock at $0.015 per shares to extinguish convertible debt of $13,055.

On May 11, 2016, the Company issued 2,000,000, shares of its common stock at $0.013 per shares to extinguish convertible debt of $12,000.

On May 25, 2016, the Company issued 1,000,000, shares of its common stock at $0.013 per shares to extinguish convertible debt of $5,092.

On May 26, 2016, the Company issued 750,000 shares of its common stock at $0.011 per shares to extinguish convertible debt of $3,800.

On June 1, 2016, the Company issued 1,500,000 shares of its common stock at $0.011 per shares to extinguish convertible debt of $7,650.

On June 6, 2016, the Company issued 3,000,000 shares of its common stock at $0.010 per shares to extinguish convertible debt of $14,400.

On June 14, 2016, the Company issued 2,273,893 shares of its common stock at $0.008 per shares to extinguish convertible debt of $9,437.

On June 20, 2016, the Company issued 2,173,897 shares of its common stock at $0.008 per shares to extinguish convertible debt of $7,609.

On June 24, 2016, the Company issued 3,000,000 shares of its common stock at $0.007 per shares to extinguish convertible debt of $7,000.

On June 29, 2016, the Company issued 3,000,000 shares of its common stock at $0.007 per shares to extinguish convertible debt of $9,650.

On July 6, 2016, the Company issued 3,500,000 shares of its common stock at $0.007 per shares to extinguish convertible debt of $10,617

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

10.2	Employment Agreement of Neal Allen dated February 20, 2014 2014 (attached as an exhibit to our current report on Form 8-K filed on February 28, 2014).

10.3	Employment Agreement of Michael Watkins dated February 20, 2014 2014 (attached as an exhibit to our current report on Form 8-K filed on February 28, 2014).

10.4	Equity Purchase Agreement between the Company and Kodiak Capital Group, LLC (attached as an exhibit to our current report on Form 8-K filed on October 21, 2014).

10.5	Registration Rights Agreement between the Company and Kodiak Capital Group, LLC (attached as an exhibit to our current report on Form 8-K filed on October 21, 2014).

10.6	Note by the Company to Kodiak Capital Group, LLC (attached as an exhibit to our Registration Statement on Form S-1 filed on November 13, 2014).

10.7	Dominovas Energy was accepted as a member of the Power Africa Initiative. (attached as an exhibit to our current report on Form 8-K filed on May 6, 2015).

31.1	Certification Statement pursuant to Section 302 of the Sarbanes- Oxley Act of 2002

32.1	Certification Statement pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Interactive Data Files pursuant to Rule 405 of Regulation S-T. *

* To be filed by amendment

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
Dated: July 20, 2016