Form 10-Q/A
period 2016-05-31
Dominovas Energy Corp
filed 2016-07-29
CIK 1343254

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 1

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

RESULTS OF OPERATIONS

The following is a summary of our results of operations for the nine months ended May 31, 2016 and May 31, 2015:

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
Dated: July 29, 2016