Form 10-K
period 2016-08-31
Dominovas Energy Corp
filed 2016-12-13
CIK 1343254

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: August 31, 2016

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

514,198,069 shares of common stock at a price of $0.06 per share for an aggregate market value of $30,851,884.

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 706,436,688 shares of common stock outstanding as of December 12, 2016.

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

The last sale price of our common stock as reported on Yahoo! Finance on December 12, 2016 was $0.002 per share:

Quarter Ended	High	Low

November 30, 2014	$0.350	$0.350
February 28, 2015	0.300	0.300
May 31, 2015	0.050	0.050
August 31, 2015	0.0810	0.0738
November 30, 2015	0.060	0.0520
February 29, 2016	0.0245	0.0185
May 31, 2016	0.012	0.011
August 31, 2016	0.002	0.002

TRANSFER AGENT

Our shares of common stock are certificated. Our transfer agent for our common stock is the Nevada Agency and Trust Company at 50 West Liberty Street, Suite 880, Reno, NV 89501, Tel: 775-322-0626 Fax: 775-322-5623

HOLDERS OF COMMON STOCK

As of August 31, 2016, the Company had 514,198,069 shares of its common stock outstanding following the issuance of shares.

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

On September 21, 2015 the Company issued 190,767 shares of its common stock at $0.078 per share to extinguish convertible debt for $5,723.

On October 7, 2015 the Company issued 341,690 shares of its common stock at $0.065 per share to extinguish convertible debt for $9,396.

On October 27, 2015 the Company issued 73,220 shares of its common stock at $0.125 per share to extinguish convertible debt for $1,355.

On October 29, 2015 the Company issued 1,602,068 shares of its common stock at $0.079 per share to extinguish convertible debt for $31,000.

On November 10, 2015 the Company issued 1,602,068 shares of its common stock at $0.055 per share to extinguish convertible debt for $31,000.

On November 13, 2015 the Company issued 609,004 shares of its common stock at $0.056 per share to extinguish convertible debt for $11,267.

On December 1, 2015 the Company issued 591,212 shares of its common stock at $0.057 per share to extinguish convertible debt for $13,302.

On December 14, 2015 the Company issued 647,574 shares of its common stock at $0.052 per share to extinguish convertible debt for $13,340.

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

On February 8, 2016 the Company issued 1,500,000 shares of its common stock at $0.027 per share to extinguish convertible debt for $11,895.

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

On May 6, 2016, the Company issued 2,100,000 shares of its common stock at $0.013 per shares to extinguish convertible debt of $13,055.

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

On June 2, 2016, the Company issued 1,500,000 shares of its common stock at $0.011 per shares to extinguish convertible debt of $7,650.

On June 7, 2016, the Company issued 3,000,000 shares of its common stock at $0.009 per shares to extinguish convertible debt of $14,400.

On June 14, 2016, the Company issued 2,273,893 shares of its common stock at $0.008 per shares to extinguish convertible debt of $9,437.

On June 16, 2016, the Company issued 3,045,071 shares of its common stock for proceeds of $17,296 pursuant to the equity investment agreement.

On June 21, 2016, the Company issued 2,173,897 shares of its common stock at $0.007 per shares to extinguish convertible debt of $7,609.

On June 24, 2016, the Company issued 3,000,000 shares of its common stock at $0.007 per shares to extinguish convertible debt of $7,000.

On June 29, 2016, the Company issued 4,799,955 shares of its common stock for proceeds of $25,290 pursuant to the equity investment agreement.

On June 29, 2016, the Company issued 3,000,000 shares of its common stock at $0.007 per shares to extinguish convertible debt of $9,650.

On July 7, 2016, the Company issued 3,500,000 shares of its common stock at $0.009 per shares to extinguish convertible debt of $10,617.

On July 8, 2016, the Company issued 8,196,721 shares of its common stock for proceeds of $40,000 pursuant to the equity investment agreement.

On July 20, 2016, the Company issued 4,945,599 shares of its common stock for proceeds of $20,000 pursuant to the equity investment agreement.

On July 22, 2016, the Company issued 8,203,445 shares of its common stock at $0.005 per shares to extinguish convertible debt of $20,000.

On July 12, 2016, the Company issued 4,000,000 shares of its common stock at $0.006 per shares to extinguish convertible debt of $9,720.

On July 28, 2016, the Company issued 4,500,000 shares of its common stock at $0.005 per shares to extinguish convertible debt of $7,871.

On July 28, 2016, the Company issued 4,981,320 shares of its common stock at $0.005 per shares to extinguish a promissory note of $10,685.

On July 29, 2016, the Company issued 5,500,000 shares of its common stock at $0.003 per shares to extinguish convertible debt of $9,625.

On July 29, 2016, the Company issued 12,578,616 shares of its common stock at $0.003 per shares to extinguish convertible debt of $20,000.

On July 29, 2016, the Company issued 7,000,000 shares of its common stock at $0.002 per shares to extinguish convertible debt of $12,250.

On August 1, 2016, the Company issued 10,905,125 shares of its common stock at $0.004 per shares to extinguish convertible debt of $20,000.

On August 3, 2016, the Company issued 15,078,211 shares of its common stock at $0.003 per shares to extinguish convertible debt of $45,235.

On August 3, 2016, the Company issued 14,378,705 shares of its common stock at $0.003 per shares to extinguish convertible debt of $22,575.

On August 10, 2016, the Company issued 8,932,088 shares of its common stock at $0.002 per shares to extinguish convertible debt of $10,093.

On August 11, 2016, the Company issued 17,636,684 shares of its common stock at $0.002 per shares to extinguish convertible debt of $20,000.

On August 18, 2016, the Company issued 8,490,772 shares of its common stock at $0.002 per shares to extinguish convertible debt of $7,472.

On August 19, 2016, the Company issued 27,262,814 shares of its common stock at $0.002 per shares to extinguish convertible debt of $25,000.

On August 24, 2016, the Company issued 14,378,705 shares of its common stock at $0.003 per shares to extinguish convertible debt of $12,653.

On August 24, 2016, the Company issued 21,810,251 shares of its common stock at $0.003 per shares to extinguish convertible debt of $20,000.

On August 25, 2016, the Company issued 14,012,654 shares of its common stock for proceeds of $18,203 pursuant to the equity investment agreement.

On August 26, 2016, the Company issued 13,000,000 shares of its common stock at $0.002 per shares to extinguish convertible debt of $11,440.

On August 29, 2016, the Company issued 24,809,160 shares of its common stock at $0.002 per shares to extinguish convertible debt of $22,750.

On September 1, 2016, the Company issued 14,378,705 shares of its common stock at $0.001 per shares to extinguish convertible debt of $12,653.

On September 12, 2016, the Company issued 14,378,705 shares of its common stock at $0.001 per shares to extinguish convertible debt of $11,934.

On September 20, 2016, the Company issued 14,378,705 shares of its common stock at $0.001 per shares to extinguish convertible debt of $12,509.

On September 22, 2016, the Company issued 14,378,700 shares of its common stock at $0.001 per shares to extinguish convertible debt of $12,509.

On September 28, 2016, the Company issued 10,000,000 shares of its common stock at $0.001 per shares to extinguish convertible debt of $8,700.

On September 29, 2016, the Company issued 10,000,000 shares of its common stock at $0.001 per shares to extinguish convertible debt of $8,100.

On September 30, 2016, the Company issued 10,500,000 shares of its common stock at $0.001 per shares to extinguish convertible debt of $8,505.

On October 10, 2016, the Company issued 14,992,016 shares of its common stock at $0.001 per shares to extinguish convertible debt of $8,995.

On October 13, 2016, the Company issued 12,348,300 shares of its common stock at $0.001 per shares to extinguish convertible debt of $7,409.

On October 24, 2016, the Company issued 10,000,000 shares of its common stock at $0.001 per shares to extinguish convertible debt of $5,800.

On October 26, 2016, the Company issued 10,500,000 shares of its common stock at $0.001 per shares to extinguish convertible debt of $6,090.

On October 27, 2016, the Company issued 20,000,000 shares of its common stock at $0.001 per shares to extinguish convertible debt of $11,600.

On November 2, 2016, the Company issued 21,383,488 shares of its common stock at $0.001 per shares to extinguish convertible debt of $13,215.

On December 6, 2016, the Company issued 15,000,000 shares of its common stock at $0.001 per shares to extinguish convertible debt of $10,335.

During the period from January 1, 2010 to August 31, 2016 there were no other issuances of common stock.

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

LEGAL PROCEEDINGS

None

CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

During the year ended August 31, 2016, the Company incurred wages of $221,250 (2015 - $177,000), $130,000 (2015 - $112,000), $Nil (2015 - $63,938),  $112,000 (2015 - $104,000), $46,875 (2015 - $Nil) and $4,250 (2015 - $Nil) to the President, Chief Executive Officer and Director, Chief Operating Officer, the Executive Vice President of Business Operations, the Executive Vice President of Fuel Cell Operations, The former Senior Vice President of Finance and Investments and Managing Director of Francophone Countries, respectively. As of August 31, 2016, unpaid wages of $720,037 (2015 - $577,576) was owing to the related parties and is included in accounts payable.

As of August 31, 2016, the Company owed notes payable of $75,000 (2015 - $75,000) to a former director of the Company. The notes are non-interest bearing, unsecured and due on demand.

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

Maximum Number
(or Approximate
Dollar Value) of
			Total Number of	Shares (or Units)
			Shares (or Units)	that May Yet Be
	Total Number of		Purchased as Part of	Purchased Under
	Shares (or Units)	Average Price Paid	Publicly Announced	the Plans or
Period	Purchased	per Share (or Unit)	Plans or Programs	Programs

08/31/2016	60,000	$ .25	Nil	Nil

ITEM 6. SELECTED FINANCIAL DATA

The selected consolidated financial data presented below as of the end of each of the years ended August 31, 2016 have been derived from our audited consolidated financial statements together with the notes thereto included elsewhere in this annual report on Form 10-K. The data set forth below is qualified by reference to, and should be read in conjunction with our consolidated financial statements and their notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this annual report on Form 10-K.

CONSOLIDATED STATEMENT OF OPERATIONS DATA.

	Year ended August 31,
	2016	2015
EXPENSES
Advertising and marketing	$53,497	$16,510
Audit and accounting fees	83,491	18,324
Consulting fees	38,377	198,250
Financing fees	118,685	37,500
Interest expense	72,961	8,098
Investor communications and transfer agent	38,183	36,090
Legal fees	28,075	65,950
Office and general administration	773,873	285,875
Salaries and management fees	722,898	3,297,365
Subcontractor fees	65,350	-
Travel and entertainment	254,107	66,065
Loss before other items	(2,249,497)	(4,030,027)

OTHER ITEMS
Change in fair value of convertible debt	(1,462,086)	(3,231,686)
LOSS AND COMPREHENSIVE LOSS	$(3,711,583)	$(7,261,713)

Net loss per share - basic and diluted	$(0.02)	$(0.01)

Weighted average number of shares outstanding - basic and diluted	221,537,359	100,298,324

CONSOLIDATED BALANCE SHEET DATA.

	August 31, 2016	August 31, 2015
ASSETS

Current assets
Cash	$13,846	$64,157
Prepaids	-	-
	13,846	64,157

Prepaids – non current	15,410	15,410
	$29,256	$79,567

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$301,682	$443,310
Accrued liabilities	1,612,640	577,576
Convertible debt	951,151	627,349
Notes payable	75,000	75,000
	2,940,473	1,723,235

Lease inducement	-	72,821
Total liabilities	2,940,473	1,796,056

Stockholders' deficit
Common stock $0.001 par value, 1,500,000,000 common shares authorized, 514,198,069 issued and outstanding at August 31, 2016 and 169,106,668 at August 31, 2015	514,195	169,104
Additional paid in capital	14,103,111	11,931,347
Accumulated deficit	(17,528,523)	(13,816,940)
	(2,911,217)	(1,716,489)
	$29,256	$79,567

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

For the year ended August 31, 2016, we recorded a net operating loss $(3,711,583). As of August 31, 2016, we had cash of $13,846 and for the next year, management estimates minimum cash requirements of $3,265,000 to fund our on-going operations and planned fuel cell design, manufacture and business development activities. Accordingly, we do not have sufficient funds to meet our plan of operation over the next year and will need to obtain further financing.

Our financial condition for the years ended August 31, 2016 and 2015 and the changes between those periods for the respective items are summarized as follows:

WORKING CAPITAL

Our working capital position as of August 31, 2016 compared to August 31, 2015 and the cash flows for the twelve months then ended are summarized below:

	Year Ended
	August 31,	August 31,
	2016	20154

Cash	$13,846	$64,157
Current Assets	13,846	64,157
Current Liabilities	2,940,473	1,723,235
Working Capital	$(2,926,627)	$(1,659,078)

The increase in our working capital deficiency was primarily due to an increase in accounts payable and accrued liabilities.

CASH FLOWS

	Year Ended August 31,
	2016	2015

Net cash used in Operating Activities	$(1,147,736)	$(370,596)
Net cash provided by Financing Activities	1,097,425	429,567
(Decrease) Increase in Cash during the Period	(50,311)	59,061
Cash, Beginning of Period	64,157	5,096
Cash, End of Period	$13,846	$64,157

During the years ended August 31, 2016 and 2015:

(i)	Net cash used in operating activities was $1,147,736 for our year ended August 31, 2016 and $370,596 for our year ended August 31, 2015.

(ii)	Net cash from financing activities was $1,097,425 for our year ended August 31, 2016 and $429,567 for our year ended August 31, 2015.

RESULTS OF OPERATIONS

The following summary of our results of operations should be read in conjunction with our audited financial statements for the year ended August 31, 2016 and 2015 which are included herein.

The following is a summary of our results of operations for the year ended August 31, 2016 and 2015:

CONSOLIDATED STATEMENT OF OPERATIONS DATA.

	Year ended August 31,
	2016	2015
EXPENSES
Advertising and marketing	$53,497	$16,510
Audit and accounting fees	83,491	18,324
Consulting fees	38,377	198,250
Financing fees	118,685	37,500
Interest expense	72,961	8,098
Investor communications and transfer agent	38,183	36,090
Legal fees	28,075	65,950
Office and general administration	773,873	285,875
Salaries and management fees	722,898	3,297,365
Subcontractor fees	65,350	-
Travel and entertainment	254,107	66,065
Loss before other items	(2,249,497)	(4,030,027)

OTHER ITEMS
Change in fair value of convertible debt	(1,462,086)	(3,231,686)
LOSS AND COMPREHENSIVE LOSS	$(3,711,583)	$(7,261,713)

Net loss per share - basic and diluted	$(0.02)	$(0.01)

Weighted average number of shares outstanding - basic and diluted	221,537,359	100,298,324

REVENUE

We have not earned any revenues since our inception and we do not anticipate earning revenues until such time as we have deployed the initial RUBICON(TM) fuel cell power plants under a long-term agreement. We are currently in the early stage of our business and we can provide no assurances that we will sign a long-term agreement.

EXPENSES

Our operating expenses for the twelve months ended August 31, 2016 compared to the same period in 2015 decreased by the net amount of $3,550,130 primarily due to salaries, office and management fees expenses.

GOING CONCERN

The audited financial statements accompanying this report have been prepared on a going concern basis, which implies that our Company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business. Our Company has not generated revenues since inception, has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of our Company as a going concern is dependent upon: (i) the continued financial support from our shareholders; (ii) the ability of our Company to continue raising necessary equity financing to achieve its operating objectives; and (iii) the eventual attainment of profitable operations. As of August 31, 2016, our Company has a negative working capital of $2,934,670.

Our independent auditors included an explanatory paragraph in their annual report on our financial statements for the year ended August 31, 2016 regarding concerns about our ability to continue as a going concern. In addition, our financial statements contain further note disclosures in this regard. The continuation of our business plan is dependent upon our ability to continue raising sufficient new capital from equity or debt markets in order to fund our on-going operating losses and fuel cell manufacturing and sales activities. The issuance of additional equity securities could result in a significant dilution in the equity interests of our current stockholders.

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

On April 14, 2010, our shareholders approved our 2010 Equity Compensation Plan.  Under the 2010 Plan, options may be granted to our directors, officers, employees and consultants as determined by our board of directors.  Pursuant to the 2010 Plan, we reserved for issuance up to 5,000,000 shares of our outstanding common stock under the 2010 plan.  However no options have been granted as of August 31, 2016; and therefore, no stock-based compensation has been recorded to date for stock options.

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

Not Applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Dominovas Energy Corporation

We have audited the accompanying consolidated balance sheets of Dominovas Energy Corporation (the “Company”) as of August 31, 2016 and 2015 and the related consolidated statements of operations, stockholders' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, based on these audits, these consolidated financial statements present fairly, in all material respects, the financial position of Dominovas Energy Corporation as of August 31, 2016 and 2015 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ DALE MATHESON CARR-HILTON LABONTE LLP

DALE MATHESON CARR-HILTON LABONTE LLP
     CHARTERED PROFESSIONAL ACCOUNTANTS

Vancouver, Canada
December 12, 2016

Dominovas Energy Corporation
Consolidated Balance Sheets
(Expressed in US dollars)

	August 31, 2016	August 31, 2015
ASSETS

Current assets
Cash	$13,846	$64,157
Prepaids	-	-
	13,846	64,157

Prepaids – non current	15,410	15,410
	$29,256	$79,567

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$301,682	$443,310
Accrued liabilities	1,612,640	577,576
Convertible debt	951,151	627,349
Notes payable	75,000	75,000
	2,940,473	1,723,235

Lease inducement	-	72,821
Total liabilities	2,940,473	1,796,056

Stockholders' deficit
Common stock $0.001 par value, 1,500,000,000 common shares authorized, 514,198,069 issued and outstanding at August 31, 2016 and 169,106,668 at August 31, 2015	514,195	169,104
Additional paid in capital	14,103,111	11,931,347
Accumulated deficit	(17,528,523)	(13,816,940)
	(2,911,217)	(1,716,489)
	$29,256	$79,567

The accompanying notes are an integral part of these consolidated financial statements

Dominovas Energy Corporation
Consolidated Statements of Operations
(Expressed in US dollars)

	Year ended August 31,
	2016	2015
EXPENSES
Advertising and marketing	$53,497	$16,510
Audit and accounting fees	83,491	18,324
Consulting fees	38,377	198,250
Financing fees	118,685	37,500
Interest expense	72,961	8,098
Investor communications and transfer agent	38,183	36,090
Legal fees	28,075	65,950
Office and general administration	773,873	285,875
Salaries and management fees	722,898	3,297,365
Subcontractor fees	65,350	-
Travel and entertainment	254,107	66,065
Loss before other items	(2,249,497)	(4,030,027)

OTHER ITEMS
Change in fair value of convertible debt	(1,462,086)	(3,231,686)
LOSS AND COMPREHENSIVE LOSS	$(3,711,583)	$(7,261,713)

Net loss per share - basic and diluted	$(0.02)	$(0.01)

Weighted average number of shares outstanding - basic and diluted	221,537,359	100,298,324

The accompanying notes are an integral part of these consolidated financial statements

Dominovas Energy Corporation
Consolidated Statement of Stockholders' Deficit
(Expressed in US dollars)

	Common Stock		Additional
	Number of		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

BALANCE AT AUGUST 31, 2014	90,527,200	$90,525	$5,955,334	$(6,555,227)	$(509,368)

Stock issued for cash	2,564,989	2,565	72,092	-	74,657
Stock issued under debt conversion	44,314,479	44,314	3,100,621	-	3,144,935
Stock issued for services	31,700,000	31,700	2,803,300	-	2,835,000
Net loss	-	-	-	(7,261,713)	(7,261,713)
BALANCE AT AUGUST 31, 2015	169,106,668	169,104	11,931,347	(13,816,940)	(1,716,489)

Stock issued under debt conversion	305,091,401	305,091	2,001,655	-	2,306,746
Stock issued for equity investment	35,000,000	35,000	85,609	-	120,609
Stock issued for services	5,000,000	5,000	84,500	-	89,500
Net loss	-	-	-	(3,711,583)	(3,711,583)

BALANCE AT AUGUST 31, 2016	514,198,069	$514,195	$14,103,111	$(17,528,523)	$(2,911,217)

The accompanying notes are an integral part of these consolidated financial statements.

Dominovas Energy Corporation
Consolidated Statements of Cash Flows
(Expressed in US dollars)

	Year ended August 31,
	2016	2015
Cash flows used in operating activities
Net loss	$(3,711,583)	$(7,261,713)
Non-cash items
Financing costs	118,685	37,500
Interest Expense	72,961	8,098
Lease inducement	(72,821)	21,181
Change in fair value of convertible debt	1,462,086	3,231,686
Stock and convertible debt issued for services	89,500	3,000,000
Changes in operating assets and liabilities
Prepaids	-	16,531
Accounts payable and accrued liabilities	893,436	576,121
Net cash used in operating activities	(1,147,736)	(370,596)

Cash flows from financing activities
Advances for equity investment	120,609	-
Convertible debt	976,816	330,000
Notes payable	-	25,000
Issuance of common stock	-	74,657
Net cash provided by financing activities	1,097,425	429,657

Net (decrease) increase in cash	(50,311)	59,061
Cash, beginning	64,157	5,096
Cash, ending	$13,846	$64,157

Non-cash financing and investing activities
Loans converted to common shares	$2,306,746	$3,144,935

The accompanying notes are an integral part of these consolidated financial statements.

Dominovas Energy Corporation
Notes to the Consolidated Financial Statements
August 31, 2016
(Expressed in US dollars)

1. ORGANIZATION AND NATURE OF OPERATIONS

Dominovas Energy Corporation (the "Company") was incorporated on February 2, 2005 under the laws of the State of Nevada and is in the business of developing fuel cell and alternative energy projects.

On February 20, 2014, the Company acquired 100% of Dominovas Energy LLC. (the “Subsidiary”), which is developing a fuel cell system.  On February 24, 2014, the Subsidiary changed its name to Dominovas Technologies LLC (“Dominovas Technologies”).

GOING CONCERN
The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As of August 31, 2016, the Company has not achieved profitable operations and has accumulated a deficit of $17,528,523. Continuation as a going concern is dependent upon the ability of the Company to obtain the necessary financing to meet obligations and pay its liabilities arising from normal business operations when they come due and ultimately upon its ability to achieve profitable operations. The outcome of these matters cannot be predicted with any certainty at this time and raise substantial doubt that the Company will be able to continue as a going concern. These consolidated financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern. These adjustments could be material. Management intends to obtain additional funding by borrowing funds from its directors and officers, issuing promissory notes and convertible debt and/or a private placement of common stock.

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

3. CONVERTIBLE DEBT

The following transactions occurred during the year ended August 31, 2016:

a)
On October 27, 2014, the Company issued a convertible note in the amount of $165,000 in exchange for consulting services rendered. The note is non-interest bearing, due on October 27, 2015, and is unsecured.

The note may be converted into the Company's common stock, at a conversion price for each share equal to the lowest closing bid price for the common stock for the thirty trading days ending on the trading day immediately before the conversion date multiplied by 50% at any time after April 28, 2015.

During the year ended August 31, 2015, $106,650 was converted into 43,314,479 common shares of the Company.

As at August 31, 2016, the principal remaining of this note was $58,250 (2015: $58,250) with a fair value of $122,972 (2015: $128,806) determined based on the fair value of the shares would be converted at August 31, 2016.

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

The lender may convert the entire note amount into shares of the Company's common stock, at a conversion price for each share equal to the lowest closing bid price for the common stock for the twenty trading days ending on the trading day immediately before the conversion date multiplied by 50% at any time. The first note is convertible into shares after the second note has been received by the Company.

The Company issued 2,463,467 common stock with a fair value of $147,769 on conversion of the notes issued in March 2015 and November 2015.

c)
On April 30, 2015, the Company issued a convertible unsecured note in the amount of $62,000 (including $7, 000 of financing fees). The note carries an interest rate of 12% (22% default rate), and was due on January 30, 2016.

During the year ended August 31, 2016, $Nil (2015: $2,507) of interest was accrued on this note. The fair value of the note (including accrued interest) as at August 31, 2016 is $Nil (2015: $92,407).

During the year ended August 31, 2016, the Company issued 3,373,329 common stock with a fair value of $222,578 on conversion of this convertible debt.

d)
On June 10, 2015, the Company issued a convertible unsecured note in the amount of $58,000 (including $8,000 of financing fees) The note carries an interest rate of 12% (22% default rate), and was due on March 10, 2016.

During the year ended August 31, 2016, $Nil (2015: $1,565) of interest was accrued on this note. The fair value of the note (including accrued interest) as at August 31, 2016 was $Nil (2015: $79,865).

During the year ended August 31, 2016, the Company issued 2,981,396 common stock with a fair value of $137,144 on conversion of this convertible debt.

e)
On July 6, 2015, the Company issued a convertible unsecured note in the amount of $85,500. $10,500 financing fees has been incurred with respect to this note. The note carries an interest rate of 12% (22% default rate), and was due on April 6, 2016.

During the year ended August 31, 2016, $Nil (2015: $1,574) of interest was accrued on this note. The fair value of the note (including accrued interest) as at August 31, 2016 was $Nil (2015: $112,724).

During the year ended August 31, 2016, the Company issued 9,694,291 common stock with a fair value of $238,360 on conversion of this convertible debt.

f)
On August 10, 2015, the Company issued a convertible unsecured note in the amount of $85,500 (including $10,500 of financing fees). The note carries an interest rate of 12% (22% default rate), and was due on May 10, 2016.

During the year ended August 31, 2016, $Nil (2015: $590) of interest was accrued on this note. The fair value of the note (including accrued interest) as at August 31, 2016 was $Nil (2015: $107,465).

During the year ended August 31, 2016, the Company issued 11,210,437 common stock with a fair value of $228,369 on conversion of this convertible debt.

The Company may prepay the notes c) – f) above up to 180 days after its issuance with the following penalties:

Number of days after issuance	Penalty

< 30 days	125% of principal plus accrued interest
31 – 60 days	130% of principal plus accrued interest
61 – 90 days	135% of principal plus accrued interest
91 – 120 days	140% of principal plus accrued interest
121 – 150 days	145% of principal plus accrued interest
151 – 180 days	150% of principal plus accrued interest

The notes c) – f) above may be converted into shares of the Company's common stock, at a conversion price for each share equal to the average of the three lowest closing bid prices for the common stock for the ten trading days ending on the trading day immediately before the conversion date multiplied by 50% at any time after each respective maturity date.

As the value of the shares under the conversion option is greater than the face value of the debt, the Company has recognized the lesser of the amount if it can settle the note by prepayment and the value of the shares issuable on conversion.

g)
On September 11, 2015, the Company issued a convertible unsecured note in the amount of $95,000 (including $11,000 of finance fees). The note carries an interest rate of 12% (22% default rate), and was due on June 11, 2016.

The lender may convert the note at a conversion price equal to the average of the three lowest closing bid prices for the common stock for twenty trading days ending on the trading day immediately before conversion multiplied by 50% at any time after the maturity day.

During the year ended August 31, 2016, the Company issued 18,797,790 common stock with a fair value of $210,426 on conversion of $95,000 of principal of this convertible debt and $7,609 of interest accrued.

h)
On December 9, 2015, the Company issued a convertible unsecured note in the amount of $100,000 (including $10,000 of finance fees). The note carries an interest rate of 12% (22% default rate), and is due on September 9, 2016.

During the year ended August 31, 2016, the Company issued 62,301,565 common stock with a fair value of $233,667 on conversion of $99,400 of principal of this convertible debt and $7,472 of interest accrued.

As at August 31, 2016, the remaining principal of this note of $600 has a fair value of $1,153 determined based on the fair value of the shares would be converted at August 31, 2016.

i)
On February 19, 2016, the Company issued a convertible unsecured note in the amount of $108,000 (including $8,000 of finance fees). The note carries an interest rate of 12% (22% default rate), and is due on November 19, 2016.

During the year ended August 31, 2016, the Company issued 27,378,705 common stock with a fair value of $69,136 on conversion of $24,093 of principal of this convertible debt.

As at August 31, 2016, the remaining principal of this note of $108,000 has a fair value of $161,142 determined based on the fair value of the shares would be converted at August 31, 2016.

j)
On April 1, 2016, the Company issued a convertible unsecured note in the amount of $108,000 (including $8,000 of finance fees). The note carries an interest rate of 12% (22% default rate), and is due on January 1, 2017.

During the year ended August 31, 2016, $5,397 of interest was accrued on this note. As at August 31, 2016, this note had a fair value of $207,412 determined based on the fair value of the shares would be converted at August 31, 2016.

k)
On June 14, 2016, the Company issued a convertible unsecured note in the amount of $108,000 (including $8,000 of finance fees). The note carries an interest rate of 12% (22% default rate), and is due on June 14, 2017.

During the year ended August 31, 2016, $2,770 of interest was accrued on this note. As at August 31, 2016, this note has a fair value of $145,800 determined based on the fair value of the shares would be converted at August 31, 2016.

l)
On August 5, 2016, the Company issued a convertible unsecured note in the amount of $108,000 (including $8,000 of finance fees). The note carries an interest rate of 12% (22% default rate), and is due on June 14, 2017.

During the year ended August 31, 2016, $923 of interest was accrued on this note. As at August 31, 2016, this note has a fair value of $135,000 determined based on the fair value of the shares would be converted at August 31, 2016.

The Company may prepay the notes h) – l) above up to 180 days after its issuance with the following penalties:

Number of days after issuance	Penalty

< 30 days	125% of principal plus accrued interest
31 – 60 days	130% of principal plus accrued interest
61 – 90 days	135% of principal plus accrued interest
91 – 120 days	140% of principal plus accrued interest
121 – 150 days	145% of principal plus accrued interest
151 – 180 days	150% of principal plus accrued interest

The lender may convert the note h) – l) after 90 days following issuance at a conversion price equal to the average of the three lowest closing bid prices for the common stock for twenty trading days ending on the trading day immediately before conversion multiplied by 53% at any time after the maturity day.

m)	On June 26, 2015, the Company issued a convertible unsecured note in the amount of $50,000. The note carried an interest rate of 10% (18% default rate), and was due on March 26, 2016.

The lender could convert the entire note amount into shares of the Company's common stock, at a conversion price for each share equal to the three (3) lowest closing bid prices for the common stock for the ten trading days ending on the trading day immediately before the conversion date multiplied by 65%.

During the year ended August 31, 2016, $Nil (2015: $904) of interest was accrued on this note. The fair value of the note as at August 31, 2016 is $Nil (2015: $65,904).

During the year ended August 31, 2016, the Company issued 3,405,845 common stock with a fair value of $97,878 on conversion of this convertible debt.

n)
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

During the year ended August 31, 2016, the Company issued 20,228,950 common stock with a fair value of $318,879 on conversion of this convertible debt.

o)
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

During the year ended August 31, 2016, the Company issued 35,860,272 common stock with a fair value of $124,917 on conversion of $57,000 of principal of this convertible debt and $2,979 of the accrued interest.

p)
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

As of August 31, 2016, the Company received the initial tranche of $115,000 (including OID and finance fees) and the second tranche of $110,000 (including OID and finance fees).

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

During the year ended August 31, 2016, the Company issued 102,424,034 common stock with a fair value of $253,003 on conversion of $107,750 of principal of this convertible debt.

During the year ended August 31, 2016, $7,035 of interest was accrued on this note. As at August 31, 2016, the remaining principal of this note has a fair value of $146,563 determined based on the fair value of the shares would be converted at August 31, 2016.

4. EQUITY INVESTMENT IN GHS INVESTMENTS, INC.

On November 12, 2015, the Company entered into an equity investment agreement with an Investor.  Per the agreement, the Investor will invest up to $7,500,000 from time to time over the course of 36 months after effective registration of the underlying shares to purchase the Company’s common stock par value $0.001 per share. The common stock will be purchase by the Investor based on puts issued by the Company and the price paid by the Investor will be equal to 80% of the lowest volume weighted price of the Company’s common stock for the 5 consecutive trading days preceding the date on which the applicable put is delivered to the Investor.

During the year ended August 31, 2016, the Company received $120,609 in funds from the Investor and issued 35,000,000 shares of the Company’s common stock.

Pursuant to the Investment agreement, the Company issued a commitment fee of a promissory note of $10,000. During the year ended August 31, 2016, the Company issued 4,981,320 common stock for the promissory note and the accrued interest.

5. COMMON STOCK

Authorized: 1,500,000,000 common shares.

Issued and outstanding: 519,198,069 common shares.

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

As of August 31, 2016 and 2015 no options had been granted.

During the year ended August 31, 2016, the Company had the following share transactions:

a)	Issued 305,091,401 shares with a fair value of $2,307,034 to extinguish convertible debt of $937,244 plus accrued interest of $50,570.

b)	Issued 5,000,000 shares with a fair value of $89,500 for salaries and management fees.

c)	Issued 35,000,000 shares for proceeds of $120,609 pursuant to the equity investment agreement (Note 4).

During the year ended August 31, 2015, the Company had the following share transactions:

a)	Issued 18,100,000 shares to Neal Allen, Chairman and CEO for management fees, valued at $1,629,000;

b)	Issued 8,500,000 shares to Michael Watkins, COO for management fees, valued at $765,000;

c)	Issued 4,500,000 shares to Spero Plavoukos, a director of the Company for management fees, valued at $405,000;

d)	Issued 500,000 shares for corporate finance consulting fees, valued at $30,000;

e)	Issued 100,000 shares for legal fees, valued at $6,000.

f)	Issued 126,000 shares at $0.25 per share for gross proceeds of $31,500;

g)	Issued 80,000 shares at $0.15 per share for gross proceeds of $12,000;

h)	Issued 6,667 shares at $0.30 per share for gross proceeds of $2,000;

i)	Issued 8,572 shares at $0.35 per share for gross proceeds of $3,000.

j)	Issued 2,343,750 shares for gross proceeds of $26,157, valued at $0.01 per share.

k)	Issued 5,000,000 shares with a fair value of $373,200 to extinguish convertible debt of $16,750;

l)	Issued 611,177 shares with a fair value of $51,950 to extinguish convertible debt of $12,224; and

m)	Issued 38,703,302 shares with a fair value of $2,719,785 to extinguish convertible debt of $77,776.

6. RELATED PARTY TRANSACTIONS

Amounts due to related parties at August 31, 2016 and 2015 included in accrued liabilities:

	August 31, 2016	August 31, 2015

Due to the President, Chief Executive Officer and Director	$285,404	$215,879
Due to the Chief Operating Officer	161,099	129,329
Due to the former Executive Vice President of Business Operations	93,506	93,506
Due to the Executive Vice President of Fuel Cell Operations	158,000	116,833
Due to the Director	22,029	22,029
Due to the former Senior Vice Price of Finance and Investments	13,060	-
Due to the Managing Director of Francophone Countries	2,125	-
	$720,037	$577,576

The amounts are unsecured, non-interest bearing and due on demand.

During the years ended August 31, 2016 and 2015, the Company incurred the following expenses with related parties:

	August 31, 2016	August 31, 2015

Salary incurred to the President, Chief Executive Officer and director	$221,250	$177,000
Salary incurred to the Chief Operating Officer	130,000	112,000
Salary incurred to the former Executive Vice President of Business Operations	-	63,938
Salary incurred to the Executive Vice President of Fuel Cell Operations	112,000	104,000
18,100,000 shares issued for management fees to the President, Chief Executive Officer and director	-	1,629,000
8,500,000 shares issued for management fees to the Chief Operating Officer	-	765,000
4,500,000 shares issued for management fees to a director	-	405,000
Salary incurred to the former Senior Vice President of Finance and Investments	46,875	-
Salary incurred to the Managing Director of Francophone Countries	4,250	-
	$514,375	$3,255,938

7. INCOME TAXES

As of August 31, 2016, the Company had accumulated non-capital loss carry-forwards of approximately $11,394,000. These losses are available to reduce taxable income in future taxation years and expire between 2031-2036 after a carry-forward period of 20 years. The Company is required to compute the deferred tax benefits from non-capital loss carrying-forwards. However, due to the uncertainty of realization of these loss carry-forwards, a full valuation allowance has been provided against this deferred tax asset.

	August 31, 2016	August 31, 2015

Net loss	$(3,711,583)	$(7,261,713)
Statutory tax rate	35%	35%
Expected income tax recovery	(1,299,000)	(2,542,000)
Non-deductible meals and entertainment	8,000	2,000
Other	554,000	1,145,000
Change in valuation allowance	737,000	1,395,000
Income tax recovery	$-	$-

At August 31, 2016 and 2015, the components of the deferred tax asset, the statutory tax rate, the effective tax rate and the elected amount of the valuation allowance are shown below:

	August 31, 2016	August 31, 2015

Non-capital losses	$11,394,000	$9,289,000
Statutory tax rate	35%	35%
Total deferred tax assets	3,988,000	3,251,000
Unrecognized deferred tax assets	(3,988,000)	(3,251,000)
Net deferred tax assets	$-	$-

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

On March 1, 2014, the Company entered into an employment agreement with the former Executive Vice President of Business Operations of the Company. Under the agreement, the Company will pay an annual salary of $93,000 for 18 months with a 25% increase after 18 months. This agreement was terminated during the year ended August 31, 2015. As at August 31, 2016, the Company has accrued $93,505 (Note 6), and has no further commitment under this agreement.

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

On November 1, 2015, the Company entered into an employment agreement with the Senior Vice President of Finance and Investments of the Company. Under the agreement, the Company will pay an annual salary $75,000 and the Executive shall vest the following Company stock:

-	3,500 shares of the Company monthly for year one.
-	5,000 shares of the Company monthly for year two.
-	7,500 shares of the Company monthly for year three.
-	10,000 shares of the Company monthly for year four.

The agreement was terminated during the year ended August 31, 2016, and the Company has no further commitment under this agreement.

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

On June 15, 2016, the Company entered into an employment agreement with the Managing Director of the Africa division of the Company. Under the agreement, the Company will pay an annual salary of $51,000. The Executive shall be granted 100,000 shares of the Company’s common stock annually. All stock as granted is only fully vested and fully deliverable after 3 years of continuous and satisfactory employment.

On August 8, 2016, the Company entered into an employment agreement with the Managing Director for Francophone Countries of the Company. Under the agreement, the Company will pay an annual salary of $51,000. The Executive shall be granted 1,000,000 shares of the Company’s common stock at the six-month anniversary of the contract date, and 1,500,000 shares of the Company’s common stock at the one-year anniversary of the contract date. All stock as granted is only fully vested and fully deliverable to Executive after 3 years of continuous an satisfactory employment.

9. SUBSEQUENT EVENTS

Subsequent to year ended August 31, 2016, the Company issued 192,238,619 common shares on conversion of $138,356 of principal convertible debt.

On October 4, 2016, the Company entered into a joint venture agreement with a South African company located in Johannesburg, having executed and submitted a collaborative Request for Proposal (RFP) for the Ekurhuleni Energy Generation Program through a Power Purchase Agreement. Per the agreement, the Company will manufacture a 20MW RUBICON System in three years, upon successful binding of this agreement. For and during the Power Provider Agreement, the ownership of the system shall be held by, vest in and remain in the Company.

On November 1, 2016, the Company executed a joint Letter of Intent with the Republic of Madagascar, to engage in discussions for the purpose of deploying a 650MW clean coal electricity generating plant that will allow for the generation, distribution, consumption and sale of energy to and within the country of the Republic of Madagascar.

On November 7, 2016, the Company entered into a memorandum of understanding for delivery and installation of a 10MW Showcase of Dominovas Energy’s RUBICON Solid Oxide Fuel Cell System in Brazil.

On November 8, 2016, the Company entered into a memorandum of understanding for the delivery of Natural Gas to the University of Johannesburg in South Africa.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal controls over financial reporting that occurred during the year ended August 31, 2016 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

DIRECTORS AND OFFICERS BOARD OF DIRECTORS

Neal Allen
Emilio De Jesus
Spero Plavoukos

EXECUTIVE OFFICERS

Name	Age	Position

Neal Allen	58	President, Chief Executive Officer and Director
Michael Watkins	47	Chief Operating Officer
Dr. Shamiul Islam	37	EVP Fuel Cell Operations

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

MR. NEAL ALLEN, age 58, is a member of our Board of Directors and was appointed as Chairman of the Board of Directors, President and Chief Executive Officer of the Company by our Board of Directors. Mr. Allen's expertise and experience are consistent with the duties that are customary and usual to those of Chairman, President and Chief Executive Officer. He is also charged with the title of Senior Strategist. Mr. Allen also served as the Chairman of Private Asset Group, LLC. Private Asset Group, LLC specialized in the development and implementation of proprietary revenue models. Private Asset Group, LLC, acting as a force multiplier ensured optimal deployment, utilization, and management of all resultant cash flow. Private Asset Group, LLC is engaged by high net worth individuals, private trusts, and select private equity concerns. Under Mr. Allen's watch, Private Asset Group's endeavors included the ownership of a "major brand" automobile dealership, several healthcare companies, waste management and disposal enterprises, land acquisition and development company, and natural resource development enterprise.

MR. EMILIO DE JESUS, age 38, who originally hails from Angola, has a Bachelor of Science in Electrical Engineering from Temple University in Philadelphia; a Master's Degree in Telecommunications Management from the Stevens Institute of Technology in Hoboken, NJ; and a MBA from George Washington University in Washington, DC. Mr. De Jesus held several management positions with Verizon Communications from 2000 to 2010, including Digital and Design Engineer, Manager IOF and Broadcast Video, Senior Staff Consultant and Systems Development Manager. From 2012 to 2013, he was a Director of Grupo Jemilce, responsible for strategy and systems development with a focus on waste management and commodities procurement. Since 2012 he has also been Senior Vice President for Operations of Worldtibe Group International, responsible for business development in emerging markets with a focus on transfer of knowledge and investments in Africa, coordinating the creation of joint ventures between North American and African business.

MR. MICHAEL WATKINS, age 47, was appointed Chief Operating Officer of the Company by our Board of Directors. He is responsible for operational and policy matters and has the specific objective of increasing efficiency and developing sustainable revenue models. Mr. Watkins was formerly the Managing Partner of TEAL Development Group, LLC, a real estate development firm specializing in the development and construction of Class A residential and commercial properties. Mr. Watkins was previously a United States Air Force officer and veteran during the 1990s.

MR. SPERO PLAVOUKOS, age 52, is a member of our Board of Directors. Currently, Mr. Plavoukos is serving as Vice President of Pacific Design Center, with specific duties and responsibilities that include the management, special projects and special events of the campus, which is located in West Hollywood, California and is comprised of over 1,750,000 square feet of Class "A" office and showroom space. Mr. Plavoukos' commitment to fiscal responsibility coupled with the implementation of unique, common sense, above-standard operating procedure, and the creation of event-savvy teams have consistently allowed his operations to experience unprecedented growth and profitability.

DR. SHAMIUL ISLAM, Ph.D., age 37, was appointed to Executive VP for Fuel Cell Operations on May 1, 2014. Dr. Islam is one of the foremost experts on Solid Oxide Fuel Cell technology. As Director of Fuel Cell Operations for Dominovas Energy Corporation his duties will include; fuel cell design, testing, project management, coordination of project milestones along with equipment budgets. His expertise extends to SOFC materials, research and their development. His knowledge on the design and construction of bench scale testing systems for high temperature chemical reactions is unparalleled in the industry and is acknowledged by his patents specific to; “Chemical compositions suitable for use as solid oxide fuel cell anodes, and processes for making same as well as his second patent specific to; “Methods of porous unidirectional Si2N2O-SiN3N4 composite using ethanol bubbles in a viscous polymeric slurry”. He possesses hands on knowledge of specialized laboratory analytical techniques (e.g. mass-spec, adsorption) along with being proficient in Aspen HYSYS, VMGSim, Minitab and MS Office.

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

(b) executive officers who were serving as executive officers at the end of the years ended August 31, 2015 and 2014; and

(c) up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the most recently completed financial year, who we will collectively refer to as the named executive officers, for our year ended August 31, 2014, are set out in the following summary compensation table:

							Non-equity
							Incentive	Non-qualified	All
					Stock		Plan	Deferred	Other
Name	Position	Year	Salary	Bonus	Awards	Option	Compensation	Compensation	Compensation	Total

Neal Allen	President, CEO	2015	221,250	0	0	0	0	0	0	221,250
	& Director	2015	177,000	0	0	0	0	0	0	177,000

Michael Watkins	COO	2016	130,000	0	0	0	0	0	0	130,000
		2015	112,000	0	0	0	0	0	0	112,000

Kerry Stewart	EVP Operations	2016	0	0	0	0	0	0	0	0
		2015	63,938	0	0	0	0	0	0	63,938

Dr. Shamiul Islam	EVP Fuel Cell Oper.	2016	112,000	0	0	0	0	0	0	112,000
		2015	104,000	0	0	0	0	0	0	104,000
Dallas Gray	Former Director	2016	0	0	0	0	0	0	0	0
		2015	0	0	0	0	0	0	0	0

Darren Jacklin	Former Director	2016	0	0	0	0	0	0	0	0
		2015	0	0	0	0	0	0	0	0

Stuart Gray	Consultant (Relative of Dallas Gray)	2016	0	0	0	0	0	0	0	0
		2015	0	0	1,000,000	0	0	0	23,000	$33,000

Harold Schneider	Former Officer	2016	0	0	0	0	0	0	0	0
		2015	0	0	1,000,000	0	0	0	23,514	$33,514

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

AUDIT FEES

For the years ended August 31, 2015 and 2014, the aggregate fees billed by Dale Matheson Carr-Hilton Labonte LLP for professional services rendered for the quarterly reviews and annual audit of our consolidated financial statements included in our quarterly reports on Form 10Q and our annual report on Form 10-K were:

	Year Ended August 31, 2016		Year Ended August 31, 2015

Audit Fees and Audit Related Fees		$21,000		$21,000
Income Tax Fees	$	Nil	$	Nil
All Other Fees	$	Nil	$	Nil
Total		$21,000		$121,000

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

Dated: December 12, 2016