Form 10-K/A
period 2016-08-31
Dominovas Energy Corp
filed 2016-12-15
CIK 1343254

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

DOCUMENTS INCORPORATED BY REFERENCE

Not Applicable

The purpose of this Amendment No. 1 to the Company's Annual Report on Form 10-K for the period ended August 31, 2016, filed with the Securities and Exchange Commission on December 13, 2016 (the "Form 10-K"), is solely to furnish Exhibit 101 to the Form 10-K.  Exhibit 101 provides the financial statements and related notes from the Form 10-K formatted in XBRL (Extensible Business Reporting Language).

No other changes have been made to the Form 10-K.  This Amendment No. 1 to the Form 10-K continues to speak as of the original filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-K.

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

Dated: December 15, 2016