Form 10-Q
period 2016-11-30
Dominovas Energy Corp
filed 2017-01-18
CIK 1343254

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2016
or

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 840,010,384 shares of common stock outstanding as of January 17, 2017.

DOCUMENTS INCORPORATED BY REFERENCE

Not Applicable

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DOMINOVAS ENERGY CORPORATION
CONSOLIDATED BALANCE SHEETS
(EXPRESSED IN US DOLLARS)
(unaudited)

	November 30, 2016	August 31, 2016
ASSETS

Current assets
Cash	$376	$13,846
	376	13,846

Prepaids – non current	15,410	15,410
	$15,786	$29,256

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$296,116	$301,682
Accrued liabilities	1,711,633	1,612,640
Convertible debt	1,064,986	951,151
Notes payable	75,000	75,000
Total liabilities	3,147,735	2,940,473

Stockholders' deficit
Preferred Stock $0.001 par value, 51 preferred shares authorized, 51 issued and outstanding at November 30, 2016 and Nil issued and outstanding at August 31, 2016
Common stock $0.001 par value, 1,500,000,000 common shares authorized, 691,436,688 issued and outstanding at November 30, 2016 and 514,198,069 at August 31, 2016	691,434	514,195
Additional paid in capital	14,232,874	14,103,111
Accumulated deficit	(18,056,257)	(17,528,523)
	(3,131,949)	(2,911,217)
	$15,786	$29,256

The accompanying notes are an integral part of these interim consolidated financial statements

DOMINOVAS ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(EXPRESSED IN US DOLLARS)
(unaudited)

	Three months ended November 30,
	2016	2015
EXPENSES
Advertising and marketing	$11,734	$12,088
Audit and accounting fees	12,338	9,770
Consulting fees	9,776	-
Insurance	5,019	1,764
Financing fees	10,000	27,260
Banking fees	3,231	1,170
Interest expense	17,576	13,119
Investor communications and transfer agent	1,286	5,822
Legal fees	5,500	15,000
Office and general administration	34,769	59,550
Salaries and management fees	146,085	98,250
Subcontractor fees	-	65,350
Travel and entertainment	27,161	82,757
Loss before other item	(284,475)	(391,900)

OTHER ITEM
Change in fair value of convertible debt	(243,259)	(421,779)
LOSS AND COMPREHENSIVE LOSS	$(527,734)	$(813,679)

Net loss per share - basic and diluted	$-	$-

Weighted average number of shares outstanding - basic and diluted	674,242,221	169,457,230

The accompanying notes are an integral part of these interim consolidated financial statements

DOMINOVAS ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(EXPRESSED IN US DOLLARS)
(unaudited)

	Three months ended November 30,
	2016	2015
Cash flows used in operating activities
Net loss	$(527,734)	$(813,679)
Non-cash items
Realized loss on share conversions
Financing costs	10,000	27,260
Interest Expense	17,576	13,119
Lease inducement	-	(1,794)
Change in fair value of convertible debt	243,259	421,779
Changes in operating assets and liabilities
Accounts payable and accrued liabilities	92,827	67,671
Net cash used in operating activities	(164,072)	(285,644)

Cash flows from financing activities
Bank indebtedness	602	-
Convertible debt	150,000	244,240
Net cash provided by financing activities	150,602	244,240

Net decrease in cash	(13,470)	(41,404)
Cash, beginning	13,846	64,157
Cash, ending	$376	$22,753

Non-cash financing and investing activities
Loans converted to common shares	$307,002	$195,250

The accompanying notes are an integral part of these interim consolidated financial statements

Dominovas Energy Corporation
NOTES TO FINANCIAL STATEMENTS
(EXPRESSED IN US DOLLARS)
(unaudited)
November 30, 2016

1. BASIS OF PRESENTATION

Dominovas Energy Corporation (the "Company") was incorporated on February 2, 2005 under the laws of the State of Nevada and is in the business of developing fuel cell and alternative energy projects.

The following interim unaudited financial statements have been prepared in accordance with United States Generally Accepted Accounting Principles for interim financial information and with the rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly these financial statements do not include all of the disclosures required by United States Generally Accepted Accounting Principles (“US GAAP”) for complete financial statements. These interim unaudited financial statements should be read in conjunction with the Company's audited financial statements for the year ended August 31, 2016. In the opinion of management, the interim unaudited financial statements include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results of the interim period presented. Operating results for the three month period ended November 30, 2016 are not necessarily indicative of the results that may be expected for the year ending August 31, 2017.

2. RECENT ACCOUNTING PRONOUNCEMENTS

Recent pronouncements with future effective dates are either not applicable or are not expected to be significant to the financial statement of the Company.

3. RELATED PARTY TRANSACTIONS

During the three months ended November 30, 2016, the Company incurred wages of $28,000 (November 30, 2015 - $nil), $32,500 (November 30, 2015 - $26,000), $55,313 (November 30, 2015 - $44,250) and $12,750 (November 30, 2015 - $nil) to the Executive Vice President of Fuel Cell Operations, the Chief Operating Officer, the President and Chief Executive Officer, and the Managing Director of Francophone Countries of the Company, respectively. As of November 30, 2016, unpaid wages of $820,930 (August 31, 2016 - $720,037) were owed to the related parties and are included in accrued liabilities.

At November 30, 2016, the Company owed notes payable of $75,000 (August 31, 2016 - $75,000) to a former director of the Company.  The notes are non-interest bearing, unsecured and due on demand.

4. CONVERTIBLE DEBT

Details of the Company’s convertible notes are as follows:

a)
On October 27, 2014, the Company issued a convertible note in the amount of $165,000 in exchange for consulting services rendered. The note is non-interest bearing, due on October 27, 2015, and is unsecured. The note may be converted into the Company’s common stock, at a conversion price for each share equal to the lowest closing bid price for the common stock for the thirty trading days ending on the trading day immediately before the conversion date multiplied by 50% at any time after April 28, 2015. During the year ended August 31, 2015, $106,650 was converted into 43,314,479 common shares of the Company. As at November 30, 2016, the principal remaining of this note was $58,250 (August 31, 2016 - $58,250) with a fair value of $94,096 (August 31, 2016 - $123,947) determined based on the fair value of the shares would be converted at November 30, 2016. As at November 30, 2016, there was $9,767 (August 31, 2016 - $8,605) of accrued and unpaid interest. During the period ended November 30, 2016, the Company recorded interest of $2,138 on this note.

b)
On December 9, 2015, the Company issued a convertible unsecured note in the amount of $100,000 (including $10,000 of finance fees). The note carries an interest rate of 12% (22% default rate), is unsecured and is due on September 9, 2016. During the year ended August 31, 2016, the Company issued 62,301,565 common stock with a fair value of $233,667 on conversion of $99,400 of principal of this convertible debt and $7,472 of interest accrued. As at November 30, 2016, the remaining principal of this note was $600 (August, 31 2016 - $600) with a fair value of $1,111 (August 31, 2016 - $1,153) determined based on the fair value of the shares if converted at November 30, 2016. As at November 30, 2016, there was $70 (August 31, 2016 - $52) of accrued and unpaid interest. During the period ended November 30, 2016, the Company recorded interest of $18 on this note.

c)
On February 19, 2016, the Company issued a convertible unsecured note in the amount of $108,000 (including $8,000 of finance fees). The note carries an interest rate of 12% (22% default rate), is unsecured, and is due on November 19, 2016. During the year ended August 31, 2016, the Company issued 27,378,705 common stock with a fair value of $69,136 on conversion of $24,093 of principal of this convertible debt. As at August 31, 2016, the remaining principal of this note of $108,000 has a fair value of $161,142 determined based on the fair values of the shares would be converted at August 31, 2016 with accrued interest of $5,352. During the period ended November 30, 2016, the Company issued 115,355,131 common stock with a fair value of $195,508 on conversion of $83,907 of principal of this convertible debt and $7,409 of interest incurred.

d)
On April 1, 2016, the Company issued a convertible unsecured note in the amount of $108,000 (including $8,000 of finance fees). The note carries an interest rate of 12% (22% default rate), is unsecured, and is due on January 1, 2017. During the period ended November 30, 2016, the Company issued 61,883,488 common shares with a fair value of $111,494 on conversion of $36,705 of principal of this convertible debt. As at November 30, 2016, the principal remaining of this note was $71,295 (August 31, 2016 - $71,295) with a fair value of $131,932 (August 31, 2016 - $ 207,412) based on the fair value of the shares if converted at November 30, 2016. As at November 30, 2016, there was $8,211 (August 31, 2016 - $5,397) of accrued and unpaid interest. During the period ended November 30, 2016, the Company recorded interest of $2,814 on this note.

e)
On June 14, 2016, the Company issued a convertible unsecured note in the amount of $108,000 (including $8,000 of finance fees). The note carries an interest rate of 12% (22% default rate), is unsecured, and is due on June 14, 2017. As at November 30, 2016, the principal outstanding of this note was $108,000 (August 31, 2016 - $108,000) with a fair value of $199,855 (August 31, 2016 - $145,800) based on the fair value of the shares if converted on November 30, 2016. As at November 30, 2016, there was $6,001 (August 31, 2016 - $2,770) of accrued and unpaid interest. During the period ended November 30, 2016, the Company recorded interest of $3,231 on this note.

f)
On August 5, 2016, the Company issued a convertible unsecured note in the amount of $108,000 (including $8,000 of finance fees). The note carries an interest rate of 12% (22% default rate), is unsecured, and is due on June 14, 2017. As at November 30, 2016, the principal outstanding on this note was $108,000 (Aug 31, 2016 - $108,000) with a fair value of $199,855 (August 31, 2016 - $135,000) based on the fair value of the shares if converted on November 30, 2016. As at November 30, 2016, there was $4,154 (August 31, 2016 - $923) of accrued and unpaid interest. During the period ended November 30, 2016, the Company recorded interest of $3,231 on this note.

g)
On October 7, 2016, the Company issued a convertible unsecured note in the amount of $108,000 (including $8,000 of finance fees). The note carries an interest rate of 12% (22% default rate), and is due on October 7, 2017. As at November 30, 2016, the principal outstanding on this note was $108,000 with a fair value of $135,000 based on the fair value of the shares if converted on November 30, 2016. As at November 30, 2016, there was $1,917 of accrued and unpaid interest. During the period ended November 30, 2016, the Company recorded interest of $1,917 on this note.

The Company may prepay the notes b) – g) above up to 180 days after its issuance with the following penalties:

Number of days after issuance	Penalty

< 30 days	125% of principal plus accrued interest
31 – 60 days	130% of principal plus accrued interest
61 – 90 days	135% of principal plus accrued interest
91 – 120 days	140% of principal plus accrued interest
121 – 150 days	145% of principal plus accrued interest
151 – 180 days	150% of principal plus accrued interest

The lender may convert the note b) – g) after 90 days following issuance at a conversion price equal to the average of the three lowest closing bid prices for the common stock for twenty trading days ending on the trading day immediately before conversion multiplied by 53% at any time after the maturity day.

h)	On January 25, 2016, the Company issued a convertible unsecured note in the amount of $555,000. The note carries an Original interest discount (“OID”) of $50,000 and the Company agreed to pay $5,000 of the finance fees. The Company receives the note in five tranches, of which the initial tranche equals to the amount of $115,000 (including OID of $10,000 and finance fees of $5,000) and the remainder is delivered in four tranches in the amount of $110,000 (including OID of $10,000) each. The note carries an interest rate of 10% (22% default rate), is unsecured, and is due on May 25, 2017. The lender may convert the note at a conversion price equal to the average of the three lowest closing bid prices for the common stock for twenty trading days ending on the trading day immediately before conversion multiplied by 60% at any time after 180 days after the cash was delivered. The Company may prepay any outstanding balance of note, upon delivering an optional prepayment notice; provided that, the date of prepayment is not less the five trading days for the optional prepayment notice.

Number of days after issuance	Penalty

Any time after determined date of prepayment	125% of principal plus accrued interest

During the year ended August 31, 2016, the Company issued 102,424,034 common stock with a fair value of $253,003 on conversion of $107,750 of principal of this convertible debt. As at November 30, 2016, the remaining principal of this note was $117,250 (August 31, 2016 - $117,250) with a fair value of $191,659 (August 31, 2016 - $146,563) based on the fair value of the shares if converted on November 30, 2016. As at November 30, 2016, there was $10,936 (August 31, 2016 - $7,035) of accrued and unpaid interest. During the period ended November 30, 2016, the Company recorded interest of $2,923 on this note.

i)
On November 16, 2016, the Company issued a convertible unsecured note in the amount of $156,000.  The Company agrees to pay $6,000 of the finance fees. The Company receives the payments in three tranches, of which the initial tranche equals to the amount of $52,000 (including finance fees of $2,000) and the remainder is delivered in two instalments in the amount of $52,000 each. The note carries an interest rate of 12% (22% default rate), is unsecured, and is due on August 17, 2017.

The lender may convert the note at a conversion price equal to the average of the three lowest closing bid prices for the common stock for twenty trading days ending on the trading day immediately before conversion multiplied by 47% at any time after 180 days after the cash was delivered.

The Company may repay the note up to 180 days after its issuance, with approval from the lender, with the following penalties:

Number of days after issuance	Penalty

< 90 days	135% of principal plus accrued interest
91 – 120 days	140% of principal plus accrued interest
121 – 180 days	145% of principal plus accrued interest
> 180 days	150% of principal plus accrued interest

During the period ended November 30, 2016, $222 of interest was accrued on this note. As at November 30, 2016, the principal outstanding on this note was $52,000 with a fair value of $70,200 based on the fair value of the shares if converted on November 30, 2016. As at November 30, 2016, there was $222 (August 31, 2016 - $Nil) of accrued and unpaid interest. During the period ended November 30, 2016, the Company recorded interest of $222 on this note.

5. PREFERRED AND COMMON STOCK

PREFERRED SHARES

Authorized, issued, and outstanding: 51 preferred shares.

During the period November 30, 2016, the Company issued 51 preferred Stock to the CEO of the Company. Each preferred share is convertible into one common share of the Company at the election of the holder and has voting rights equal to: 0.019607 multiplied by the issued and outstanding common shares eligible to vote at the time of the respective vote (the “Numerator”), divided by 0.49, less the Numerator. Upon issuance, the CEO of the Company will have 51% of the common shares voting rights.

COMMON SHARES

Authorized: 1,500,000,000 common shares.

Issued and outstanding: 691,436,688 common shares (August 31, 2016 – 514,198,069).

On November 30, 2016, the Company increased its authorized common shares to 1,500,000,000 shares from 700,000,000 shares.

The Company has a stock option plan (the “2010 Plan”) allowing the Company's directors to grant up to 5,000,000 stock options. The 2010 Plan allows the Company to grant options to its officers, directors and employees. In addition, the Company may grant options to individuals who act as consultants to the Company. Pursuant to the terms and conditions of the 2010 Plan, the exercise price for the stock options must be no less than: 100% of the fair market value of the common stock on the date of grant for participants that hold less than 10% of the Company's outstanding common stock; and 110% of the fair market value of the common stock on the date of grant for participants that hold 10% or more of the Company's outstanding common stock.  Options will vest at the discretion of the plan administrator. As of November 30, 2016, no options have been granted.

During the period ended November 30, 2016, the company had the following share transactions:

a)	Issued 177,238,619 shares with a fair value of $307,002 to extinguish convertible debt of $120,612 plus accrued interest of $7,409.

6. COMMITMENTS

The Company entered into a lease agreement for office space for a term of five years ending October 31, 2019. Under the agreement, the Company is committed to the following rent payments:

Dates	Annual Amount

December 1, 2016 to August 31, 2017	454,317
September 1, 2017 to August 31, 2018	174,524
September 1, 2018 to August 31, 2019	179,760
September 1, 2019 to October 31, 2019	30,160
Total	$838,707

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

On August 8, 2016, the Company entered into an employment agreement with the Managing Director for Francophone Countries of the Company. Under the agreement, the Company will pay an annual salary of $51,000. The Executive shall be granted 1,000,000 shares of the Company’s common stock at the six-month anniversary of the contract date, and 1,500,000 shares of the Company’s common stock at the one-year anniversary of the contract date. All stock as granted is only fully vested and fully deliverable to Executive after 3 years of continuous a satisfactory employment.

7. SUBSEQUENT EVENTS

Subsequent to period ended November 30, 2016, the Company issued 148,576,696 common shares on conversion of $71,295 of principal and $8,772 of interest convertible debt.

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

LIQUIDITY

ANTICIPATED CASH REQUIREMENTS

For the three months ended November 30, 2016, we recorded a net operating loss of $527,734. At November 30, 2016, we had a cash balance of $376. We do not have sufficient funds for working capital and will need to obtain further financing.

Our financial condition as of November 30, 2016 and 2015 and cash flows for the three months then ended are summarized as follows:

	Three months ended November 30,
	2016	2015

Net cash used in operating activities	$(164,072)	$(285,644)
Net cash provided by financing activities	150,602	244,240
Net increase (decrease) in cash	(13,470)	(41,404)
Cash, beginning	13,846	64,157
Cash, ending	$376	$22,753

WORKING CAPITAL

Our working capital position as of November 30, 2016 compared to November 30, 2015 and the cash flows for the three months then ended are summarized below:

	November 30,
	2016	2015

Current Assets	$376	$22,753
Current Liabilities	(3,147,735)	(2,202,295)
Working Capital (Deficiency)	$(3,147,359)	$(2,179,542)

RESULTS OF OPERATIONS

The following is a summary of our results of operations for the three months ended November 30, 2016 and 2015:

	Three months ended November 30,
	2016	2015
EXPENSES
Advertising and marketing	$11,734	$12,088
Audit and accounting fees	12,338	9,770
Consulting fees	9,776	-
Insurance	5,019	1,764
Financing fees	10,000	27,260
Banking fees	3,231	1,170
Interest expense	17,576	13,119
Investor communications and transfer agent	1,286	5,822
Legal fees	5,500	15,000
Office and general administration	34,769	59,550
Salaries and management fees	146,085	98,250
Subcontractor fees	-	65,350
Travel and entertainment	27,161	82,757
Loss before other item	(284,475)	(391,900)

OTHER ITEM
Change in fair value of convertible debt	(243,259)	(421,779)
LOSS AND COMPREHENSIVE LOSS	$(527,734)	$(813,679)

Net loss per share - basic and diluted	$-	$-

Weighted average number of shares outstanding - basic and diluted	674,242,221	169,457,230

REVENUE

We have not earned any revenues since our inception and we do not anticipate earning revenues until such time as we manufacture and deploy RUBICON(TM) fuel cell power plants under Power Purchase Agreements.

EXPENSES

Our operating expenses for the three months ended November 30, 2016 compared to the same period in 2015 increased by the net amount of $107,425 primarily due to other SG&A expenses.

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

On April 14, 2010, our shareholders approved our 2010 Equity Compensation Plan. Under the 2010 Plan, options may be granted to our directors, officers, employees and consultants as determined by our board of directors. Pursuant to the 2010 Plan, we reserved for issuance up to 5,000,000 shares of our outstanding common stock under the 2010 plan. However no options have been granted as of November 30, 2016 and therefore no stock-based compensation has been recorded to date for stock options.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4T. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

As required by paragraph (b) of Rules 13a-15 or 15d-15 under the Securities Exchange Act of 1934, as amended, we are required to maintain and our management is required to evaluate the effectiveness of our Company's disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15(e) of the Exchange Act). Our management with the participation of our principal executive officer and principal financial officer evaluated the effectiveness of our Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly report on Form 10-Q. Based on this evaluation, our management determined that our Company's disclosure controls and procedures were effective as of November 30, 2016.

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

Authorized: 1,500,000,000 common shares.

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

On June 16, 2016, the Company issued 3,045,071 shares of its common stock at $0.007 per shares for proceeds of $17,296 pursuant to the equity investment agreement.

On June 21, 2016, the Company issued 2,173,897 shares of its common stock at $0.007 per shares to extinguish convertible debt of $7,609.

On June 24, 2016, the Company issued 3,000,000 shares of its common stock at $0.007 per shares to extinguish convertible debt of $7,000.

On June 29, 2016, the Company issued 4,799,955 shares of its common stock at $0.007 per shares for proceeds of $25,290 pursuant to the equity investment agreement.

On June 29, 2016, the Company issued 3,000,000 shares of its common stock at $0.007 per shares to extinguish convertible debt of $9,650.

On July 7, 2016, the Company issued 3,500,000 shares of its common stock at $0.009 per shares to extinguish convertible debt of $10,617.

On July 8, 2016, the Company issued 8,196,721 shares of its common stock at $0.006 per shares for proceeds of $40,000 pursuant to the equity investment agreement.

On July 20, 2016, the Company issued 4,945,599 shares of its common stock at $0.005 per shares for proceeds of $20,000 pursuant to the equity investment agreement.

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

On August 25, 2016, the Company issued 14,012,654 shares of its common stock at $0.002 per shares  for proceeds of $18,023 pursuant to the equity investment agreement.

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

On September 12, 2016, the Company issued 14,378,705 shares of its common stock at $0.002 per shares to extinguish convertible debt of $11,934.

On September 20, 2016, the Company issued 14,378,705 shares of its common stock at $0.002 per shares to extinguish convertible debt of $12,509.

On September 22, 2016, the Company issued 14,378,700 shares of its common stock at $0.002 per shares to extinguish convertible debt of $12,509.

On September 28, 2016, the Company issued 10,000,000 shares of its common stock at $0.002 per shares to extinguish convertible debt of $8,700.

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

On October 13, 2016, the Company issued 12,348,300 shares of its common stock at $0.002 per shares to extinguish convertible debt of $7,409.

On October 24, 2016, the Company issued 10,000,000 shares of its common stock at $0.001 per shares to extinguish convertible debt of $5,800.

On October 26, 2016, the Company issued 10,500,000 shares of its common stock at $0.003 per shares to extinguish convertible debt of $6,090.

On October 27, 2016, the Company issued 20,000,000 shares of its common stock at $0.002 per shares to extinguish convertible debt of $11,600.

On November 2, 2016, the Company issued 21,383,488 shares of its common stock at $0.002 per shares to extinguish convertible debt of $13,215.

On December 6, 2016, the Company issued 15,000,000 shares of its common stock at $0.001 per shares to extinguish convertible debt of $10,335.

On December 16, 2016, the Company issued 18,000,000 shares of its common stock at $0.001 per shares to extinguish convertible debt of $12,402.

On December 21, 2016, the Company issued 10,000,000 shares of its common stock at $0.001 per shares to extinguish convertible debt of $10,335.

On December 22, 2016, the Company issued 23,508,431 shares of its common stock at $0.001 per shares to extinguish convertible debt of $11,214.

On December 29, 2016, the Company issued 17,000,000 shares of its common stock at $0.001 per shares to extinguish convertible debt of $8,190.

On January 5, 2017, the Company issued 29,508,431 shares of its common stock at $0.001 per shares to extinguish convertible debt of $14,076.

On January 10, 2017, the Company issued 17,167,631 shares of its common stock at $0.001 per shares to extinguish convertible debt of $8,189.

On January 13, 2017, the Company issued 18,389,203 shares of its common stock at $0.001 per shares to extinguish convertible debt of $8,772.

During the period from January 1, 2010 to November 30, 2016 there were no other issuances of common stock.

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
Dated: January 18, 2017