Form 10-Q
period 2017-02-28
Dominovas Energy Corp
filed 2017-06-05
CIK 1343254

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2017
or

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

DOCUMENTS INCORPORATED BY REFERENCE

Not Applicable

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DOMINOVAS ENERGY CORPORATION
CONSOLIDATED BALANCE SHEETS
(EXPRESSED IN US DOLLARS)
(unaudited)

	February 28, 2017	August 31, 2016
ASSETS

Current assets
Cash	$6,972	$13,846
	6,972	13,846

Prepaids – non current	15,410	15,410
	$22,382	$29,256

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$308,660	$301,682
Accrued liabilities	1,805,333	1,612,640
Convertible debt	1,312,479	951,151
Notes payable	75,000	75,000
Total liabilities	3,501,472	2,940,473

Stockholders' deficit
Preferred Stock $0.001 par value, 51 preferred shares authorized,
51 issued and outstanding at February 28, 2017 and Nil issued and outstanding at August 31, 2016
Common stock $0.001 par value, 1,500,000,000 common shares authorized,
912,842,753 issued and outstanding at February 28, 2017 and 514,198,069 at August 31, 2016	912,840	514,195
Additional paid in capital	14,244,376	14,103,111
Accumulated deficit	(18,636,306)	(17,528,523)
	(3,479,090)	(2,911,217)
	$22,382	$29,256

The accompanying notes are an integral part of these interim consolidated financial statements

DOMINOVAS ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(EXPRESSED IN US DOLLARS)
(unaudited)

	Three Months Ended February 28, 2017	Three Months Ended February 29, 2016	Six Months Ended February 28, 2017	Six Months Ended February 29, 2016

EXPENSES
Advertising and marketing	$8,035	$16,263	$19,769	$28,351
Audit and accounting fees	33,146	27,263	45,484	37,033
Consulting fees	-	-	9,776	-
Insurance	5,018	-	10,037	-
Financing fees	13,000	45,000	23,000	72,260
Banking fees	2,606	-	5,837	-
Interest expense	14,823	5,609	32,399	18,728
Investor communications and transfer agent	2,518	21,741	3,804	30,563
Legal fees	10,800	1,040	16,300	16,040
Office and general administration	40,004	81,783	74,773	141,267
Salaries and management fees	134,555	133,375	280,640	231,625
Subcontractor fees	-	-	-	65,350
Travel and entertainment	12,966	70,030	40,127	152,787
Total operating expenses	(277,471)	(402,104)	(561,946)	(794,004)

Other expense
Loss on fair value of convertible debt	302,578	391,989	545,837	813,768
	302,578	391,989	545,837	813,768

Comprehensive loss	$(580,049)	$(794,093)	$(1,107,783)	$(1,607,772)

Loss per share, basic and diluted	$0.00	$0.00	$0.00	$(0.01)

Weighted average shares outstanding, basic and diluted	807,824,408	181,240,543	912,842,753	175,871,434

The accompanying notes are an integral part of these interim consolidated financial statements

DOMINOVAS ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(EXPRESSED IN US DOLLARS)
(unaudited)

	Six Months Ended	Six Months Ended
	February 28,	February 29,
	2017	2016
Cash flows used in operating activities
Net loss	$(1,107,783)	$(1,607,772)
Non-cash items
Financing costs	23,000	72,260
Interest Expense	32,399	18,728
Lease inducement	-	(4,390)
Change in fair value of convertible debt	545,839	813,768
Changes in operating assets and liabilities
Accounts payable and accrued liabilities	199,671	171,685
Net cash used in operating activities	(306,874)	(535,721)

Cash flows from financing activities
Convertible debt	300,000	579,242
Net cash provided by financing activities	300,000	579,242

Net decrease in cash	(6,874)	43,521
Cash, beginning	13,846	64,157
Cash, ending	$6,972	$107,678

Non-cash financing and investing activities
Loans converted to common shares	$539,910	$324,042

The accompanying notes are an integral part of these interim consolidated financial statements

Dominovas Energy Corporation
NOTES TO FINANCIAL STATEMENTS
(EXPRESSED IN US DOLLARS)
(unaudited)
February 28, 2017

1. BASIS OF PRESENTATION

Dominovas Energy Corporation (the "Company") was incorporated on February 2, 2005 under the laws of the State of Nevada and is in the business of developing fuel cell and alternative energy projects.

The following interim unaudited financial statements have been prepared in accordance with United States Generally Accepted Accounting Principles for interim financial information and with the rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly these financial statements do not include all of the disclosures required by United States Generally Accepted Accounting Principles (“US GAAP”) for complete financial statements. These interim unaudited financial statements should be read in conjunction with the Company's audited financial statements for the year ended August 31, 2016. In the opinion of management, the interim unaudited financial statements include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results of the interim period presented. Operating results for the six month period ended February 28, 2017 are not necessarily indicative of the results that may be expected for the year ending August 31, 2017.

2. RECENT ACCOUNTING PRONOUNCEMENTS

Recent pronouncements with future effective dates are either not applicable or are not expected to be significant to the financial statement of the Company.

3. RELATED PARTY TRANSACTIONS

During the six months ended February 28, 2017, the Company incurred wages of $56,000 (February 29, 2016 - $56,000), $65,000 (February 29, 2016  - $65,000), $110,625 (February 29, 2016 - $110,625) and $25,500 (February 29, 2016 - $0) to the Executive Vice President of Fuel Cell Operations, the Chief Operating Officer, the President and Chief Executive Officer, and the Managing Director of Francophone Countries of the Company, respectively. As of February 28, 2017, unpaid wages of $913,430 (August 31, 2016 - $720,037) were owed to the related parties and are included in accrued liabilities.

At February 28, 2017, the Company owed notes payable of $75,000 (August 31, 2016 - $75,000) to a former director of the Company.  The notes are non-interest bearing, unsecured and due on demand.

4. CONVERTIBLE DEBT

Details of the Company’s convertible notes are as follows:

a)
On October 27, 2014, the Company issued a convertible note in the amount of $165,000 in exchange for consulting services rendered. The note is non-interest bearing, due on October 27, 2015, and is unsecured. The note may be converted into the Company’s common stock, at a conversion price for each share equal to the lowest closing bid price for the common stock for the thirty trading days ending on the trading day immediately before the conversion date multiplied by 50% at any time after April 28, 2015. During the year ended August 31, 2015, $106,650 was converted into 43,314,479 common shares of the Company. As at February 28, 2017, the principal remaining of this note was $58,250 (August 31, 2016 - $58,250) with a fair value of $74,893 (August 31, 2016 - $123,947) determined based on the fair value of the shares would be converted at February 28, 2017. As at February 28, 2017, there was $10,916 (August 31, 2016 - $8,605) of accrued and unpaid interest. During the period ended February 28, 2017, the Company recorded interest of $2,311 on this note.

b)
On December 9, 2015, the Company issued a convertible unsecured note in the amount of $100,000 (including $10,000 of finance fees). The note carries an interest rate of 12% (22% default rate), is unsecured and is due on September 9, 2016. During the year ended August 31, 2016, the Company issued 62,301,565 common stock with a fair value of $233,667 on conversion of $99,400 of principal of this convertible debt and $7,472 of interest accrued. As at February 28, 2017, the remaining principal of this note was $600 (August, 31 2016 - $600) with a fair value of $1,294 (August 31, 2016 - $1,153) determined based on the fair value of the shares if converted at February 28, 2017. As at February 28, 2017, there was $88 (August 31, 2016 - $52) of accrued and unpaid interest. During the period ended February 28, 2017, the Company recorded interest of $36 on this note.

c)
On February 19, 2016, the Company issued a convertible unsecured note in the amount of $108,000 (including $8,000 of finance fees). The note carries an interest rate of 12% (22% default rate), is unsecured, and is due on November 19, 2016. During the year ended August 31, 2016, the Company issued 27,378,705 common stock with a fair value of $69,136 on conversion of $24,093 of principal of this convertible debt. During the period ended February 28, 2017, the Company issued 115,355,131 common stock with a fair value of $195,508 on conversion of $83,907 of principal of this convertible debt and $7,409 of interest incurred. As at February 28, 2017, the remaining principal of this note was $0 (August, 31 2016 - $108,000) with a fair value of $0 (August 31, 2016 - $161,142) determined based on the fair value of the shares if converted at February 28, 2017. As at February 28, 2017, there was $0 (August 31, 2016 - $5,352) of accrued and unpaid interest. During the period ended February 28, 2017, the Company recorded interest of $1,582 on this note.

d)
On April 1, 2016, the Company issued a convertible unsecured note in the amount of $108,000 (including $8,000 of finance fees). The note carries an interest rate of 12% (22% default rate), is unsecured, and is due on January 1, 2017. During the period ended February 28, 2017, the Company issued 193,289,553 common shares with a fair value of $265,402 on conversion of $108,583 of principal of this convertible debt. As at February 28, 2017, the principal remaining of this note was $0 (August 31, 2016 - $71,295) with a fair value of $0 (August 31, 2016 - $ 207,412) based on the fair value of the shares if converted. As at February 28, 2017, there was $8,211 (August 31, 2016 - $5,397) of accrued and unpaid interest. During the period ended February 28, 2017, the Company recorded interest of $2,814 on this note.

e)
On June 14, 2016, the Company issued a convertible unsecured note in the amount of $108,000 (including $8,000 of finance fees). The note carries an interest rate of 12% (22% default rate), is unsecured, and is due on June 14, 2017. During the period ended February 28, 2017, the Company issued 90,000,000 common shares with a fair value of $150,598 on conversion of $38,160 of principal of this convertible debt. As at February 28, 2017, the principal outstanding of this note was $69,840 (August 31, 2016 - $108,000) with a fair value of $150,598 (August 31, 2016 - $145,800) based on the fair value of the shares if converted on February 28, 2017. As at February 28, 2017, there was $5,947 (August 31, 2016 - $2,770) of accrued and unpaid interest. During the period ended February 28, 2017, the Company recorded interest of $3,177 on this note.

f)
On August 5, 2016, the Company issued a convertible unsecured note in the amount of $108,000 (including $8,000 of finance fees). The note carries an interest rate of 12% (22% default rate), is unsecured, and is due on June 14, 2017. As at February 28, 2017, the principal outstanding on this note was $108,000 (Aug 31, 2016 - $108,000) with a fair value of $232,884 (August 31, 2016 - $135,000) based on the fair value of the shares if converted on February 28, 2017. As at February 28, 2017, there was $7,350 (August 31, 2016 - $923) of accrued and unpaid interest. During the period ended February 28, 2017, the Company recorded interest of $6,427 on this note.

g)
On October 7, 2016, the Company issued a convertible unsecured note in the amount of $108,000 (including $8,000 of finance fees). The note carries an interest rate of 12% (22% default rate), and is due on October 7, 2017. As at February 28, 2017, the principal outstanding on this note was $108,000 with a fair value of $232,884 based on the fair value of the shares if converted on February 28, 2017. As at February 28, 2017, there was $5,113 of accrued and unpaid interest. During the period ended February 28, 2017, the Company recorded interest of $5,113 on this note.

h)
On December 8, 2016, the Company issued a convertible unsecured note in the amount of $108,000 (including $8,000 of finance fees). The note carries an interest rate of 12% (22% default rate), and is due on December 8, 2017. As at February 28, 2017, the principal outstanding on this note was $108,000 with a fair value of $145,800 based on the fair value of the cost of early prepayment as at February 28, 2017. As at February 28, 2017, there was $2,912 of accrued and unpaid interest. During the period ended February 28, 2017, the Company recorded interest of $2,912 on this note.

i)
On February 3, 2017, the Company issued a convertible unsecured note in the amount of $55,000 (including $5,000 of finance fees). The note carries an interest rate of 12% (22% default rate), and is due on February 3, 2018. As at February 28, 2017, the principal outstanding on this note was $55,000 with a fair value of $68,750 based on the fair value of the cost of early prepayment as at February 28, 2017. As at February 28, 2017, there was $452 of accrued and unpaid interest. During the period ended February 28, 2017, the Company recorded interest of $452 on this note.

The Company may prepay the notes b) – i) above up to 180 days after its issuance with the following penalties:

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

During the year ended August 31, 2016, the Company issued 102,424,034 common stock with a fair value of $253,003 on conversion of $107,750 of principal of this convertible debt. As at February 28, 2017, the remaining principal of this note was $117,250 (August 31, 2016 - $117,250) with a fair value of $223,333 (August 31, 2016 - $146,563) based on the fair value of the shares if converted on February 28, 2017. As at February 28, 2017, there was $12,849 (August 31, 2016 - $7,035) of accrued and unpaid interest. During the period ended February 28, 2017, the Company recorded interest of $5,814 on this note.

k)
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

As at February 28, 2017, the principal outstanding on this note was $52,000 with a fair value of $126,444 based on the fair value of the shares if converted on February 28, 2017. As at February 28, 2017, there was $1,761 (August 31, 2016 - $Nil) of accrued and unpaid interest. During the period ended February 28, 2017, the Company recorded interest of $1,761 on this note.

5. PREFERRED AND COMMON STOCK

PREFERRED SHARES

Authorized, issued, and outstanding: 51 preferred shares.

During the period February 28, 2017, the Company issued 51 preferred shares to the CEO of the Company. Each preferred share is convertible into one common share of the Company at the election of the holder and has voting rights equal to: 0.019607 multiplied by the issued and outstanding common shares eligible to vote at the time of the respective vote (the “Numerator”), divided by 0.49, less the Numerator. Upon issuance, the CEO of the Company will have 51% of the common shares voting rights.

COMMON SHARES

Authorized: 200,000,000,000 common shares.

Issued and outstanding: 912,842,753 common shares (August 31, 2016 – 514,198,069).

On November 30, 2016, the Company increased its authorized common shares to 1,500,000,000 shares from 700,000,000 shares.

The Company has a stock option plan (the “2010 Plan”) allowing the Company's directors to grant up to 5,000,000 stock options. The 2010 Plan allows the Company to grant options to its officers, directors and employees. In addition, the Company may grant options to individuals who act as consultants to the Company. Pursuant to the terms and conditions of the 2010 Plan, the exercise price for the stock options must be no less than: 100% of the fair market value of the common stock on the date of grant for participants that hold less than 10% of the Company's outstanding common stock; and 110% of the fair market value of the common stock on the date of grant for participants that hold 10% or more of the Company's outstanding common stock.  Options will vest at the discretion of the plan administrator. As of February 28, 2017, no options have been granted.

During the period ended February 28, 2017, the company had the following share transactions:

a)	Issued 398,644,684 shares with a fair value of $539,910 to extinguish convertible debt of $230,066 plus accrued interest of $7,911.

6. COMMITMENTS

The Company entered into a lease agreement for office space for a term of five years ending October 31, 2019. Under the agreement, the Company is committed to the following rent payments:

Dates	Annual Amount

December 1, 2016 to August 31, 2017	454,317
September 1, 2017 to August 31, 2018	174,524
September 1, 2018 to August 31, 2019	179,760
September 1, 2019 to October 31, 2019	30,160
Total	$838,761

Under the agreement, the Company also had to incur $125,000 in leasehold improvements by September 30, 2014. As of the date of these financial statements, the Company has not yet incurred the required expenditures and the lease is in default. As a result, the entire lease obligation of $838,707 has been accrued in these financial statements.

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

7. SUBSEQUENT EVENTS

Subsequent to the period ended February 28, 2017, the Company issued 211,354,688 common shares on conversion of $53,849 of convertible debt principal.

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

LIQUIDITY

ANTICIPATED CASH REQUIREMENTS

For the six months ended February 28, 2017, we recorded a net operating loss of $1,065,541. At February 28, 2017, we had a cash balance of $6,972. We do not have sufficient funds for working capital and will need to obtain further financing.

Our financial condition as of February 28, 2017 and February 29, 2016 and cash flows for the six months then ended are summarized as follows:

	Six months ended,
	February 28, 2017	February 29 2016

Net cash used in operating activities	$(306,874)	$(535,721)
Net cash provided by financing activities	300,000	579,242
Net increase (decrease) in cash	(6,874)	43,521(	)
Cash, beginning	13,846	64,157
Cash, ending	$6,972	$107,678

WORKING CAPITAL

Our working capital position as of February 28, 2017 compared to February 28, 2016 and the cash flows for the six months then ended are summarized below:

	February 28, 2017	February 29, 2016

Current Assets	$6,972	$107,678
Current Liabilities	(3,501,472)	(2,489,876)
Working Capital (Deficiency)	$(3,494,500)	$(2,382,198)

RESULTS OF OPERATIONS

The following is a summary of our results of operations for the three months ended February 28, 2017 and February 29, 2016:

	Three months ended
	February 28, 2017	February 29, 2016

EXPENSES
Advertising and marketing	$8,035	$16,263
Audit and accounting fees	33,146	27,263
Insurance	5,018	-
Financing fees	13,000	45,000
Banking fees	2,606	-
Interest expense	14,823	5,609
Investor communications and transfer agent	2,518	21,741
Legal fees	10,800	1,040
Office and general administration	40,004	81,783
Salaries and management fees	134,555	133,375
Travel and entertainment	12,966	70,030
Total operating expenses	(277,471)	(402,104)

Other income (expense)
Loss on fair value of convertible debt	302,578	391,989
	302,578	391,989

Comprehensive income (loss)	$(580,049)	$(794,093)

Net income (loss) per share, basic and diluted	$-	$-

Weighted average shares shares outstanding, basic and diluted	807,824,408	181,240,543

REVENUE

We have not earned any revenues since our inception and we do not anticipate earning revenues until such time as we manufacture and deploy RUBICON(TM) fuel cell power plants under Power Purchase Agreements.

EXPENSES

Our operating expenses for the six months ended February 28, 2017 compared to the same period in 2016 decreased by the net amount of $232,059 primarily due to other SG&A expenses.

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

Authorized: 200,000,000,000 common shares.

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

On January 19, 2017, the Company issued 10,000,000 shares of its common stock at $0.001 per shares to extinguish convertible debt of $4,770.

On January 27, 2017, the Company issued 25,000,000 shares of its common stock at $0.0009 per shares to extinguish convertible debt of $11,925.

On February 8, 2017, the Company issued 11,925 shares of its common stock at $0.0009 per shares to extinguish convertible debt of $11,925.

On February 23, 2017, the Company issued 30,000,000 shares of its common stock at $0.000318 per shares to extinguish convertible debt of $9,540.

On March 3, 2017, the Company issued 30,000,000 shares of its common stock at $0.000318 per shares to extinguish convertible debt of $9,540.

On March 14, 2017, the Company issued 33,040,508 shares of its common stock at $0.000318 per shares to extinguish convertible debt of $10,189.

On March 23, 2017, the Company issued 33,556,987 shares of its common stock at $0.000318 per shares to extinguish convertible debt of $10,671.

On March 28, 2017, the Company issued 38,610,493 shares of its common stock at $0.000318 per shares to extinguish convertible debt of $12,278.

On April 6, 2017, the Company issued 25,000,000 shares of its common stock at $0.000159 per shares to extinguish convertible debt of $3,975.

On April 11, 2017, the Company issued 52,146,700 shares of its common stock at $0.000138 per shares to extinguish convertible debt of $7,196.

During the period from January 1, 2010 to February 28, 2017 there were no other issuances of common stock.

The holders of our shares of common stock and persons who desire to purchase them in any trading market that might develop in the future should be aware there may be significant state law restrictions upon the ability of investors to resell our shares. Accordingly, even if we are successful in having the shares available for trading on the OTCQB, investors should consider any secondary market for the Company's securities to be a limited one. We intend to seek coverage and publication of information regarding the Company in an accepted publication which permits a "manual exemption”. This manual exemption permits a security to be distributed in a particular state without being registered if the company issuing the security has a listing for that security in a securities manual recognized by the state. However, it is not enough for the security to be listed in a recognized manual. The listing entry must contain (1) the names of issuers, officers, and directors; and, (2) an issuer's balance sheet, and a profit and loss statement for either the fiscal year preceding the balance sheet or for the most recent fiscal year of operations. We may not be able to secure a listing containing all of this information. Furthermore, the manual exemption is a non-issuer exemption restricted to secondary trading transactions, making it unavailable for issuers selling newly issued securities. Most of the accepted manuals are those published in Standard and Poor's, Moody's Investor Service, Fitch's Investment Service, and Best's Insurance Reports, and many states expressly recognize these manuals. A smaller number of states declare they “recognize securities manuals” but do not specify the recognized manuals. The following states do not have any provisions and therefore do not expressly recognize th manual exemption: Alabama, Georgia, Illinois, Kentucky, Louisiana, Montana, South Dakota, Tennessee, Vermont and Wisconsin.

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

Dated: May 31, 2017